Form 10KSB/A
period 1995-03-29
ALOETTE COSMETICS INC
filed 1995-05-01
CIK 792160

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

[X] Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

1994 Commission file number 0-15414

For the transition period from ______ to _____

                            ALOETTE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          23-2056003
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1301 Wright's Lane East, West Chester, PA                         19380
(Address of principal executive office)                         (Zip Code)
                                (610) - 692-0600
              (Registrant's telephone number, including area code)

                                      NONE
          (Securities registered pursuant to Section 12(b) of the Act)

                           Common Stock, no par value
          (Securities registered pursuant to Section 12(g) of the Act)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No     .

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

        The undersigned Registrant hereby amends Part III of its Annual Report on Form 10-KSB, dated March 29, 1995, for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto.

                                    PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.

Directors

        Set forth below, with respect to each Director is the name, age, the time period, if any, during which he or she has served as a Director of Aloette Cosmetics, Inc. (the "Company") and his or her principal occupation or employment and business affiliations at present and during the past five years. The current term of office of those Directors in Class III expires in 1995; the term of those Directors in Class I expires in 1996; and the term of those Directors in Class II expires in 1997.


                              Principal Occupations                     Director
Name                    Age   For Past Five Years                Class    Since
- ----                    ---   -------------------                -----    -----

Patricia J. Defibaugh    48   Chairman of the Board since          III     1978
                              May, 1978;  President and Chief
                              Operating Officer of the Company
                              since February, 1995;  Chief
                              Executive Officer of the Company
                              since January, 1986;  Treasurer
                              of the Company since March, 1986;
                              Secretary of the Company since
                              April, 1991.


Arlene Goldwater        43    Vice President of the Company        III     1986
                              since March, 1986; President of
                              Aloette Cosmetics of Canada, Inc.,
                              a subsidiary of the Company since
                              September, 1982.


Arnold Koffler          77    Secretary and Sales Manager,          I      1986
                              Penn Bottle Supply Company
                              (bottle and packaging company),
                              Philadelphia, Pennsylvania
                              since 1970.

Dr. E. Robert Becker    48    President, Environex, Inc.,           I      1990
                              Since August, 1990; President
                              Environmental Catalyst Consultants,
                              Inc.,(environmental consultants)
                              Spring House, PA, from 1989 to
                              August, 1990; Dr. Becker also
                              served in the following capacities
                              for Johnson Matthey, Catalytic
                              Systems Division, Spring House, PA;
                              Technical Manager, Environmental
                              Products, from 1988 to 1989;
                              Engineered Products and New
                              Products Development Manager,
                              from 1986 to 1988.

Robert B. Throm       63      Vice President of the Company         II     1985
                              from January, 1982, to March 1990.


G. Kenneth Macrae     66      President and Director of Keystone    II     1988
                              Venture Capital Management Company
                              since February, 1984; General
                              Partner of Keystone Venture
                              I., L.P., Keystone Venture II., L.P.,
                              Butcher/Venture Partners III., L.P.
                              and Keystone Venture Partners IV,
                              L.P.; Director, AM Communications,
                              Inc. (telecommunications equipment)
                              since April, 1985. Director of
                              Royal International Optical
                              (manufacturer of optical eye wear),
                              Dallas, Texas since June, 1988.



Executive Officers

        In addition to Ms. Defibaugh and Ms. Goldwater, Jean M. Lewis, Vice President of Finance and Assistant Secretary is an executive officer of the Company. Ms. Lewis, age 33, joined the Company in April, 1986 as Corporate Controller and became Vice President of Finance in August, 1989. Ms. Lewis is a certified public accountant.

Item 10.        Executive Compensation

        The following table sets forth the compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during 1994 to the Chief Executive Officer of the Company and each executive officer whose individual compensation exceeds $100,000.


                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                           (f)
                                                        Restricted                     (i)
        (a)                            (c)        (d)     Stock        (g)          All other
  Name & Principal            (b)    Salary      Bonus   Award(s)    Options/     Compensation
      Position               Year      ($)        ($)      ($)       SARs (#)          ($)


Patricia J. Defibaugh        1994   $225,000         0         0     150,000       $3,929 (1)
Chairman of the Board and    1993    226,408         0         0           0       11,361 (1)
Chief Executive Officer      1992    224,001    10,000         0           0       10,065 (1)


John H. Teaford (2)          1994    200,000         0         0     150,000 (3)    1,705 (4)
President and                1993    136,000         0         0      37,500 (3)        0 (4)
Chief Operating Officer


Arlene Goldwater             1994    111,530         0         0           0       11,991 (5)
Vice President and Director, 1993    131,369         0         0           0        8,239 (5)
President of Aloette         1992    140,068         0         0           0       11,169 (5)
Cosmetics of Canada, Inc.


_______________________________________


      (1) Represents the Company's contributions to its Profit Sharing/401(k) Plan for the benefit of Ms. Defibaugh.

      (2) Mr. Teaford resigned as President and Chief Operating Officer on February 3, 1995.

      (3) Options were canceled on February 3, 1995 as a result of Mr. Teaford's resignation.

      (4) Represents the Company's contribution to its Profit Sharing/401(k) Plan for the benefit of Mr. Teaford.

      (5) Represents the Company's contribution to a pension plan for benefit of Ms. Goldwater.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                    ---------------------------------------
                              (Individual Grants)



                                                        (c)
                                   (b)              Percent of
                          Number of Securities    Total Options/
                               Underlying             SARS to           d)              (e)
(a)                           Options/SARS         Employees in   Exercise Price    Expiration
Name                           Granted (#)          Fiscal Year      ($/share)          Date

Patricia J. Defibaugh           150,000                 34%           $3.375            2004
John H. Teaford                 150,000                 34%           $3.375            1995 (1)



    (1) All of such options were canceled on February 3, 1995 as a result of Mr. Teaford's resignation.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
             ----------------------------------------------------

                                                         (b)
                                                Number of Securities
                                               Underlying Unexercised
                                                       Option/s
            (a)                                     at FY-End (#)
            Name                               Exercisable/Unexercisable

Patricia J. Defibaugh                                      150,000
                                                    37,501/112,499

John H. Teaford                                            187,500 (1)
                                                         0/187,500 (1)



    (1) All of such options were canceled on February 3, 1995 as a result of Mr. Teaford's resignation.


Remuneration of Directors
- -------------------------
        For the 1994 fiscal year, members of the Board of Directors of the Company who were not also officers or employees of the Company received an annual fee of $7,500. In lieu of payment of cash fees for individual meetings, the Company grants warrants subject to vesting to purchase Common Stock to each outside Director, in accordance with the Company's Amended and Restated Directors' Stock Warrant Plan. Warrants were granted to such Directors in 1993 subject to a five year vesting schedule with annual increments of 1,000 options. Members of the Board of Directors who are officers of the Company receive no additional remuneration beyond their shares as officers for serving as Directors.

Employment Agreements and Arrangements
- --------------------------------------

Patricia J. Defibaugh
- ---------------------
        On April 1, 1993, the Company entered into an employment agreement with Ms. Defibaugh with a five-year term. Under this agreement, Ms. Defibaugh is to receive a base salary of $225,000 per annum, subject to annual adjustment in the discretion of the Compensation Committee of the Board of Directors, a discretionary bonus, and incentive compensation equal to 2.5% of the increase, if any, in the Company's pre-tax income for fiscal year during the term of this agreement. In addition, Ms. Defibaugh is to receive an automobile stipend and the Company is to provide her with disability insurance. In the event of termination (other than for cause) not involving a "change of control" of the Company (as defined below), Ms. Defibaugh will be entitled to receive a severance payment equal to her current year base salary. She will also be subject to a two-year restrictive covenant.

        The employment agreement provides Ms. Defibaugh with severance arrangements which will be payable in the event of a significant change in the beneficial ownership of the Company's Common Stock or a significant change in the composition of the Company's Board of Directors or the adoption of a plan of the liquidation of the Company (a "change in control") not approved by the Board of Directors of the Company as then constituted, and the subsequent termination or resignation of Ms. Defibaugh. Such severance arrangements provide for a lump sum cash payment equal to Ms. Defibaugh's current year annual salary, including incentive compensation as described above for the last completed fiscal year prior to termination or resignation, multiplied by a factor of three, as well as full benefits provided under her agreement for a period of three years (or the cash payment value thereof) after the date of such termination or resignation.

John H. Teaford
- ---------------
        Under Mr. Teaford's employment arrangement with the Company, he received an annual salary of $200,000. Mr. Teaford was also entitled to an automobile stipend and as an employee of the Company, he was entitled to participate in the Company's Profit Sharing/401(k) Plan. Mr. Teaford resigned as President and Chief Operating Officer in February, 1995. He is entitled to receive an aggregate of $65,000 over the next six months. He is subject to a two year restrictive covenant.

Arlene Goldwater
- ----------------
        Upon expiration of a five-year employment agreement in January, 1991, Ms. Goldwater's employment has continued on a month-to-month basis under terms substantially similar to those provided for in her prior agreement. She is entitled to receive an amount equal to one-quarter of one percent of the aggregate worldwide retail sales of the Company's products. She is also entitled to a monthly automobile allowance and a term life insurance policy paid for by the Company. In addition, Ms. Goldwater is entitled to receive
 $7,500 per annum and certain disability benefits. Ms. Goldwater is also entitled to receive severance pay equal to six months of her then monthly salary draw and shall be subject to a five-year restrictive covenant upon termination of her employment.

Item 11.        Security Ownership of Certain Beneficial Owners and Management
                --------------------------------------------------------------

 On April 26, 1995, there were outstanding and entitled to vote 2,157,253 shares of Common Stock. The following table sets forth information concerning, as of April 26, 1995, the number of shares beneficially owned by each director owning shares, each executive officer named in the "Summary Compensation Table" set forth above, and offices and directors as a group, and the percentage of outstanding shares of Common Stock (based on a total of 2,157,253 shares outstanding as of April 26, 1995) so owned, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3"). The address for each such person named below is 1301 Wright's Lane East, West Chester, Pennsylvania 19380.

     Name of                      Number of Shares          Percent of
Beneficial Owner                      Owned (1)              Class (2)
- ----------------                      ---------              ---------
Patricia J. Defibaugh                785,787 (3)               35.8%
Arlene Goldwater                      77,767                    3.6%
Robert B. Throm                       35,588 (4)                1.6%
Arnold Koffler                         6,000 (4)                 .3%
Dr. Robert E. Becker                   5,000 (4)                 .2%
G. Kenneth Macrae                     11,000 (4)                 .5%
Jean M. Lewis                         46,144 (5)                2.1%
                                     -------
All officers and directors           967,287                   43.0%
  as a group (7 persons)             -------

_____________________________

(1) Unless otherwise indicated, each Director and executive officer has sole voting and investment power with respect to the shares indicated as beneficially owned by such Director or executive officers.

(2) All percentages are rounded to the nearest tenth of a percent.

(3) Includes 37,501 Plan Options, which are immediately exercisable, and 804 shares of Common Stock granted pursuant to, and vested under, the Company's Employee Stock Ownership Plan.

(4) Includes 5,000 immediately exercisable Warrants issued pursuant to the Company's Directors' Warrant Plan.

(5) Includes 37,501 Plan Options, which are immediately exercisable, and 7,443 shares of Common Stock granted pursuant to, and vested under, the Company's Employee Stock Ownership Plan.

    The following table sets forth information concerning, as of April 26, 1995, each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock as determined in accordance with Rule 13d-3. Certain of the information set forth below is derived, without independent investigation on the part of the Company, from filings made by such beneficial owners pursuant to Rule 13d-3.






Name and Business Address of Beneficial Owner       Number of Shares Owned        Percent of Class
- ---------------------------------------------       ----------------------        ----------------

Dimensional Fund Advisors, Inc.                            113,900                       5.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401



Item 12.        Certain Relationship and Related Transactions
                ---------------------------------------------
        John E. Defibaugh, the husband of the Chairman of the Board, resigned as an officer and director of the Company effective April 22, 1991. On April 26, 1991, the Company consummated the repurchase of 777,881 shares of the Company's Common Stock owned by Mr. Defibaugh, at a price per share of $10.8458, for aggregate consideration of $8,436,741.75. Of the purchase price, $3.0 million of such amount was paid upon consummation with the balance to be paid over a ten year period. The Company made payments totaling approximately $670,000 in 1994.

        In February, 1992, the Company entered into a franchise and license agreement with a limited liability company of the Federal Republic of Germany, Alover Cosmetics GmbH ("Alover") for exclusive right to use the tradename, trademarks and marketing and product now-how of the Company in certain eastern European countries. Mr. Defibaugh beneficially owns one-third of the shares of outstanding stock of Alover.

        Mr. Koffler, a director of the Company, is also the Secretary and Sales Manager of Penn Bottle Supply Company. The Company purchased approximately $309,000 in products in 1994 from Penn Bottle Supply Company. Management believes that the terms of these sales are at least as favorable as could be obtained from unaffiliated third parties.

SIGNATURES
- ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ___________________________________
                                                     (Registrant)


                                        ___________________________________
                                        Jean M. Lewis
                                        Vice President of Finance
                                        Chief Financial Officer

Date: