Form 10QSB
period 1995-03-31
ALOETTE COSMETICS INC
filed 1995-05-22
CIK 792160

- ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15414

For the transition period from ____________________ to ____________________


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

- -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No     .
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value - 2,157,253 shares as of May 22, 1995

                                     INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES


Part I. FINANCIAL INFORMATION                                       PAGE
- -----------------------------                                       ----

Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 1995
        (unaudited) and December 31, 1994                            1

        Consolidated Statements of Operations - Three
        months ended March 31, 1995 and 1994 (unaudited)             2

        Consolidated Statements of Cash Flows -
        Three months ended March 31, 1995 and 1994
        (unaudited)                                                  3

        Notes to Consolidated Financial Statements -
        March 31, 1995                                               4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                   6



Part II. OTHER INFORMATION
- --------------------------

Item 1. Legal Proceedings                                            8

Item 2. Changes in Securities                                        8

Item 3. Defaults Upon Senior Securities                              8

Item 4. Submission of Matters to a Vote of
        Security Holders                                             8

Item 5. Other Information                                            8

Item 6. Exhibits and Reports on Form 8-K                             8


SIGNATURES                                                           9
- ----------

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       1995            1994
                                                       ----            ----
                                                   (unaudited)
        ASSETS
Current assets:
  Cash and cash equivalents                        $  328,650      $ 3,962,195
  Accounts receivable, less allowance
    of $340,000 and $125,000                        1,837,711        2,356,001
  Current portion of notes receivable,
    less allowance of $25,000 and $15,000             408,399          433,543
  Inventories                                       4,960,583        6,550,357
  Prepaid expenses and other current assets           828,375          888,586
  Deferred income taxes                               300,000          300,000
                                                  -----------      -----------
        Total current assets                        8,663,718       14,490,682
Cost in excess of net assets acquired, net            537,928          550,438
Notes receivable, less current portion                897,247          941,608
Property, plant and equipment, net                  5,365,291        7,451,779
Other assets                                          460,673          477,982
Deferred income taxes                                 470,000          470,000
                                                  -----------      -----------
        Total assets                              $16,394,857      $24,382,489
                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES
Current liabilities:
  Notes payable, banks                              3,152,000        4,385,000
  Current maturities of long-term debt                550,447        2,803,398
  Accounts payable                                    769,304        1,058,390
  Accrued expenses                                    952,703          764,845
  Accrued compensation and benefits                   128,810          113,019
  Current portion, deferred franchise fee revenue     110,445          114,031
                                                  -----------      -----------
        Total current liabilities                   5,663,709        9,238,683
Deferred income taxes                                 882,000          882,000
Long-term debt, less current maturities             2,641,595        2,676,495
Deferred franchise fee revenue, less
  current portion                                      47,500           58,879
                                                  -----------      -----------
        Total liabilities                           9,234,804       12,856,057

        SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of March 31, 1995 and
  December 31, 1994                                    25,000           25,000
Additional paid-in capital                          7,538,995        7,538,995
Unearned ESOP shares                                 (213,750)        (213,750)
Cumulative currency translation adjustments        (1,125,708)      (1,119,249)
Retained earnings                                   9,696,642       14,056,562
Less:  Common stock in treasury, at cost,
  805,881 shares                                   (8,761,126)      (8,761,126)
                                                  -----------      -----------
        Total shareholders' equity                  7,160,053       11,526,432
                                                  -----------      -----------
        Total liabilities and shareholders'
          equity                                  $16,394,857      $24,382,489
                                                  ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                              Three Months Ended March 31,
                                              1995                   1994
                                              ----                   ----
Revenues:
Net product sales                          $ 3,112,884             $3,224,610
Revenue from franchise operations              437,640                468,143
Sales of franchises                             14,954                 32,504
                                           -----------             ----------
                                             3,565,478              3,725,257
Costs and expenses:
Cost of product sales                        2,250,775              2,243,808
Selling, general and administrative          1,811,256              1,507,621
Loss on sale of manufacturing
    operations                               3,750,000                 --
Sales of franchises                              --                     1,699
                                           -----------             ----------
                                             7,812,031              3,753,128
                                           -----------             ----------
Operating (loss)                            (4,246,553)               (27,871)
Other (expense), net                          (113,367)               (55,989)
                                           -----------             ----------
(Loss) before income taxes                  (4,359,920)               (83,860)
Benefit for income taxes                         --                   (31,719)
                                           -----------             ----------
Net (Loss)                                 $(4,359,920)            $  (52,141)
                                           ===========             ==========

- ------------------------------------------------------------------------------

Per share data:

Net Loss                                    $(    2.02)            $(     .02)

Dividends                                          --                    --
                                           ===========             ==========
Weighted average shares outstanding          2,157,253              2,157,253
                                           ===========             ==========

- -----------------------------------------------------------------------------

                             See accompanying notes

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                       1995            1994
                                                       ----            ----
Cash flow from operating activities:
Net (loss)                                        $(4,359,920)      $  (52,141)
Adjustments to reconcile net income to cash provided by (used in) operating activities:

  Depreciation & amortization                         203,585          227,379
  Provision for doubtful accounts and notes
    receivable                                         34,701            9,377
  Loss on sale of property, plant and equipment        10,997              --
  Franchise fee revenue                               (14,954)         (29,838)
  Loss on sale of manufacturing operations          3,750,000              --
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                  283,863          (73,652)
  Decrease in inventories                             139,240            8,766
  (Increase) decrease in prepaid and other
    current assets                                     57,302         (114,599)
  (Decrease) in accounts payable and accrued
    expenses                                         (271,065)         (26,857)
                                                   ----------       ----------
Net cash (used in) operating activities              (166,251)         (51,565)

Cash flows from investing activities:

  Proceeds from sale of property, plant and
    equipment                                          13,432              --
  Proceeds from repayment of notes receivable          47,594           46,328
  Purchase of property, plant and equipment            (2,444)        (157,961)
  (Increase) in other assets                              --           (24,803)
                                                   ----------       ----------
Net cash provided by (used in) investing
  activities                                           58,582         (136,436)

Cash flows from financing activities:

  (Repayment) proceeds of note payable, net        (1,233,000)       1,100,000
  Payment of long-term debt                        (2,287,853)        (224,192
                                                   ----------       ----------
Net cash provided by (used in) financing
  activities                                       (3,520,853)         875,808
Effect of exchange rate on cash                        (5,023)        (173,445)
                                                   ----------       ----------

Net Increase (decrease) in cash and cash
  equivalents                                      (3,633,545)         514,362
Cash and cash equivalents at beginning of year      3,962,195        3,079,353
                                                   ----------       ----------
Cash and cash equivalents at end of period         $  328,650       $3,593,715
                                                   ==========       ==========



                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

MARCH 31, 1995


1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.


2.   Inventories
     -----------

At March 31, 1995 and December 31, 1994, inventories consisted of the following:

                                                    1995            1994
                                                    ----            ----
        Finished goods                           $3,638,342      $3,544,742
        Work in process                             202,452         437,673
        Raw materials                             1,119,789       2,567,942
                                                 ----------      ----------
                                                 $4,960,583      $6,550,357
                                                 ==========      ==========
3.   Supplemental Cash Flow Information
     ----------------------------------

Noncash investing and financing activities:

During the first three months of 1994, the Company sold or refinanced three franchise territories for notes receivable of approximately $130,000. There were no notes sold or refinanced in 1995.

Net cash paid during the three months ended March 31, 1995 and 1994 for interest and income taxes were as follows:

                                                    1995            1994
                                                    ----            ----
        Interest                                  $133,086        $178,470
        Income taxes                               127,109          10,000

4.   Litigation
     ----------

     On or about February 3, 1995, an action was filed against the Company and certain of its present and former officers in the Superior Court of Arizona under the caption Mattice et al. v. Aloette Cosmetics, Inc. et al. Rather than
                  ------------------------------------------------
pursue this matter in the courts both parties mutually settled this matter on May 3, 1995. The settlement did not have a material effect on the Company's consolidated results of operations.

5.   Sale of Manufacturing Operations
     --------------------------------

     The Company has reached an agreement in principle to sell its manufacturing operation in Texas for a cash payment of approximately $2.15 million. The sale is subject to the satisfaction of certain conditions. In connection with the sale, the Company will also be entering into a five year supply agreement to purchase inventory at prices competitive in the industry. The sale includes the facility, inventory and equipment. Closing of the transaction is expected to occur in early June, 1995. As a result of the sale of the manufacturing operation the Company recorded a first quarter charge of $3.75 million to write down these assets to their estimated net realizable value and to recognize certain exit costs.

     Sales from the manufacturing operation were $738,000 and $502,000 for the three months ended March 31, 1995 and 1994, respectively. The net losses from normal operations for the corresponding periods were $176,000 and $278,000. Sales totaled approximately $2.7 million in 1994 and the net loss for the same period was $1.1 million.

ITEM 2:
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

ASSETS:

     Cash and cash equivalents decreased approximately $3.6 million. The decrease corresponds to the decreases in notes payable of $1,233,000 and current maturities of long-term debt as cash from operations was used to repay the Company's bank term loan of $2.25 million and reduce the amount outstanding on its revolving line of credit. Accounts Receivable, Inventories and Property, Plant and Equipment were adjusted to their net realizable value due to the sale of the manufacturing operation.

LIABILITIES AND SHAREHOLDERS' EQUITY:

     The decrease in short-term liabilities corresponds to the decrease in cash and cash equivalents. In order to recognize certain exit costs relating to the manufacturing operations, accrued expenses increased since December 31, 1994.

RESULTS OF OPERATIONS:

Net Income
- ----------

     The Company reported a net loss of approximately $4.4 million, or $ 2.02 per share, for the first quarter of 1995 compared to net loss of $52,000, or $.02 per share for the first quarter of 1994. The impact of the costs associated with the sale of the manufacturing operation on net income was $3.75 million for the first quarter of 1995, and does not include a tax benefit. This tax benefit can have a significant positive impact on earnings in the future.

Loss on Sale of Manufacturing Operations
- ----------------------------------------

     The Company has reached an agreement in principle to sell its manufacturing operation in Texas for a cash payment of approximately $2.15 million. The sale is subject to the satisfaction of certain conditions. In connection with the sale, the Company will also be entering into a five year supply agreement to purchase inventory at prices competitive in the industry. The sale includes the facility, inventory and equipment. As a result of the sale of the manufacturing operation the Company recorded a first quarter charge of $3.75 million to write down these assets to their estimated net realizable value and to recognize certain exit costs.

     Sales from the manufacturing operation were $738,000 and $502,000 for the three months ended March 31, 1995 and 1994, respectively. The net losses from normal operations for the corresponding periods were $176,000 and $278,000. Sales totaled approximately $2.7 million in 1994 and net loss for the same period was $1.1 million. Closing of the transaction is expected to occur in early June, 1995.

Revenues
- --------

     For the current quarter, total revenues decreased approximately $160,000 or 4% to $3.6 million from $3.7 million in 1994. Although domestic net product sales remained relatively flat and Superior sales increased, product sales in Canada decreased 24% or $295,000 resulting in a net decrease of $112,000. Worldwide retail sales -- sales from franchises to their customers -- of $11.3 million in the first quarter of 1995 declined 3% compared to the first quarter of 1994 resulting in the corresponding decrease in revenues from franchise operations. However, domestic retail sales increased $107,000 to $5.2 million in the same period. While the Company is hopeful that domestic retail sales will continue to increase as a result of its continued focus on sales management, revenues generated from the Canadian operation are not expected to improve in the immediate future.

Cost of Product Sales
- ---------------------

     Cost of product sales was 72% for the first quarter of 1995 versus 70% for the first quarter of 1994. The increase was primarily a result of the lower sales volume in Canada and increased Canadian product costs resulting from the weakness in the Canadian dollar. The cost of products sales continued to be negatively impacted by overhead costs at the Company's manufacturing facility. Management expects the cost of product sales as a percentage of net product sales to decrease once the sale of the manufacturing operation is completed.

Expenses
- --------

     Total selling, general and administrative expenses increased approximately $300,000 from the first quarter of 1994 primarily as a result of several one time charges incurred against earnings, including professional fees relating to the sale of the manufacturing business and the restructuring of the financing agreement. The cost reduction initiatives taken in 1994 have begun to positively impact operating results, however these were more than offset by the above mentioned one time charges and legal fees relating to lawsuits and other corporate matters.

Other Income
- ------------

     The decrease in other income of approximately $57,000 is substantially related to the inclusion of a $50,000 gain on exchange rate in other income in 1994.


LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1995, the Company held over $328,000 in cash and cash equivalents and had outstanding borrowings of $3.2 million under its line of credit. Under its current financing arrangements, the Company is subject to certain restrictions and covenants including maintaining certain balances in cash and cash equivalents and certain restrictions on the payment of dividends and any subordinated debt.

     In conjunction with the sale of the manufacturing operation the Company has requested relief with respect to certain covenants contained in its credit facility. Management believes that its working capital, current financing alternatives, and available line of credit will be sufficient to cover normal and expected cash flow needs, including planned capital spending, for at least the next 12 months.

PART II.        OTHER INFORMATION



Item 1. Legal Proceedings
        -----------------

       On or about February 3, 1995, an action was filed against the Company and certain of its present and former officers in the Superior Court of Arizona under the caption Mattice et al. v. Aloette Cosmetics, Inc. et al. Rather than
                  ------------------------------------------------
pursue this matter in the courts both parties have mutually settled this matter on May 3, 1995. The settlement did not have a material effect on the Company's consolidated results of operations.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults upon Senior Securities
        -------------------------------

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not Applicable

Item 5. Other Information
        -----------------

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibit 11 - Schedule of Computation of Per Share Earnings

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ALOETTE COSMETICS, INC.
                                           ----------------------------------
                                           (Registrant)


Date:                                      /s/ Patricia J. Defibaugh
     -------------------------             ----------------------------------
                                               Patricia J. Defibaugh,
                                               Chairman of the Board
                                               Chief Operating Officer

Date:                                      /s/ Jean M. Lewis
     --------------------------            -----------------------------------
                                               Jean M. Lewis,
                                               Vice President of Finance
                                               (Principal Financial Officer)