Form 10-Q
period 1995-06-30
ALOETTE COSMETICS INC
filed 1995-08-14
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15414

For the transition period from  _____  to ____

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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____.
   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value - 2,157,253 shares as of August 11, 1995.

                                     INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION                                    PAGE
-----------------------------                                    ----


Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 1995              1
          (unaudited) and December 31,1994


          Consolidated Statements of Income - Three and            2
          six months ended June 30, 1995 and 1994
          (unaudited)


          Consolidated Statements of Cash Flows -                  3
          six months ended June 30, 1995 and 1994


          Notes to Consolidated Financial Statements -             4
          June 30, 1995

Item 2. Management's Discussion and Analysis of                    6
        Financial Condition and Results of Operations


Part II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                          8

Item 2. Changes in Securities                                      8

Item 3. Defaults Upon Senior Securities                            8

Item 4. Submission of Matters to a Vote of                         8
        Security Holders

Item 5. Other Information                                          8

Item 6. Exhibits and Reports on Form 8-K                           8


SIGNATURES                                                         9
----------

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             June 30,         December 31,
                                                               1995              1994
                                                            ----------     ---------------
         ASSETS                                            (Unaudited)
Current assets:
  Cash and cash equivalents                               $     612,312    $   3,962,195
  Accounts receivable, less allowance
    of $282,000 and $125,000                                  2,105,721        2,356,001
  Current portion of notes receivable,
     less allowance of $59,000 and $15,000                      466,404          433,543
  Inventories                                                 3,581,348        6,550,357
  Prepaid expenses and other current assets                     777,632          888,586
  Deferred income taxes                                            --            300,000
                                                          -------------    -------------
         Total current assets                                 7,543,417       14,490,682

Cost in excess of net assets acquired, net                      525,418          550,438
Notes receivable, less current portion                          936,950          941,608
Property, plant and equipment, net                            3,454,649        7,451,779
Other assets                                                    716,983          477,982
Deferred income taxes                                           178,519          470,000
                                                          -------------    -------------
         Total assets                                     $  13,355,936    $  24,382,489
                                                          =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
                 LIABILITIES
Current liabilities:
  Notes payable, banks                                    $   1,152,000    $   4,385,000
  Current maturities of long-term debt                          927,032        2,803,398
  Accounts payable                                              484,599        1,058,390
  Accrued expenses                                            1,394,501          764,845
  Accrued compensation and benefits                              62,626          113,019
  Current portion, deferred franchise fee revenue               104,544          114,031
                                                          -------------    -------------
         Total current liabilities                            4,125,302        9,238,683
Deferred income taxes                                           290,519          882,000
Long-term debt, less current maturities                       2,009,458        2,676,495
Deferred franchise fee revenue, less
  current portion                                                43,750           58,879
                                                          -------------    -------------
         Total liabilities                                    6,469,029       12,856,057

Commitments and contingencies                                      --               --

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of June 30, 1995 and December 31, 1994          25,000           25,000
Additional paid-in capital                                    7,538,995        7,538,995
Unearned ESOP shares                                           (213,750)        (213,750)
Cumulative currency translation adjustments                    (983,844)      (1,119,249)
Retained earnings                                             9,281,632       14,056,562
Less:  Common stock in treasury, at cost,
  805,881 shares                                             (8,761,126)      (8,761,126)
                                                          -------------    -------------
         Total shareholders' equity                           6,886,907       11,526,432
                                                          -------------    -------------
         Total liabilities and shareholders' equity       $  13,355,936    $  24,382,489
                                                          =============    =============


                             See accompanying notes

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended June 30,              Six Months Ended June 30,
                                                1995                1994                  1995               1994
                                             ----------           ----------           ----------          ----------
Revenues:
Net product sales                            $2,988,304           $3,457,088           $6,101,188          $6,681,698
Revenue from franchise operations               483,029              533,135              920,669           1,001,278
Sales of franchises                              20,352               46,728               35,305              79,232
                                             ----------           ----------           ----------          ----------
                                              3,491,685            4,036,951            7,057,162           7,762,208

Cost and expenses:
Cost of product sales                         2,183,018            2,339,229            4,433,793           4,583,037
Selling, general and administrative           1,593,597            1,858,361            3,404,843           3,365,982
Loss on sale of manufacturing
     operations                                  50,000               -                 3,800,000               -
Sales of franchises                              10,647               10,000                9,066              11,699
                                             ----------           ----------           ----------          ----------
                                              3,837,262            4,207,590           11,647,702           7,960,718

Operating (loss) income                         (345,577)            (170,639)          (4,590,540)           (198,510)
Other (expense), net                             (69,434)             (96,219)            (184,390)           (152,208)
                                              ----------           ----------           ----------          ----------
(Loss) before income taxes                      (415,011)            (266,858)          (4,774,930)           (350,718)
(Benefit) for income taxes                        -                   (94,436)             -                  (126,155)
                                              ----------           ----------          -----------          ----------

Net (loss)                                    $ (415,011)          $ (172,422)         $(4,774,930)         $ (224,563)
                                              ==========           ==========          ===========          ==========

-----------------------------------------------------------------------------------------------------------------------

Per share data:

Net (loss)                                    $ (    .19)          $ (    .08)          $ (   2.21)          $ (    .10)
                                              ==========           ==========           ==========           ==========

Dividends                                         -                   -                    -                    -
                                              ==========           ==========           ==========           ==========

Weighted average shares outstanding            2,157,253            2,157,253            2,157,253            2,157,253
                                              ==========           ==========           ==========           ==========

-----------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)


                                                                                   1995              1994
                                                                              -------------    --------------
Cash flow from operating activities:

Net (loss)                                                                    $  (4,774,930)   $    (224,563)

Adjustments to reconcile net income to cash (used in) operating activities:

   Depreciation & amortization                                                      357,079          453,896
   Provision for doubtful accounts and notes receivable                             233,173          165,527
   (Gain) on sale of plant, property and equipment                                  (32,440)            --
   Franchise fee revenue                                                            (25,306)         (37,624)
   Loss on sale of manufacturing operations                                       3,800,000             --

Changes in operating assets and liabilities:

   (Increase) decrease in receivables                                              (223,245)        (493,766)
   (Increase) decrease in inventories                                               710,248          (88,350)
   (Increase) decrease in prepaid and other current assets                          103,813          (68,763)
   Increase (decrease) in accounts payable and accrued expenses                    (189,333)         169,463
                                                                              -------------    -------------

Net cash (used in) operating activities                                             (40,941)        (124,180)

Cash flows from investing activities:

   Proceeds from sale of manufacturing operations                                 2,097,210             --
   Proceeds from repayment of franchise notes                                        96,275          126,273
   Purchase of property, plant and equipment                                         (7,681)        (310,378)
   (Increase) decrease in other assets                                                4,809         (102,160)
   Proceeds from sale of plant, property and equipment, net                         281,262             --
                                                                              -------------    -------------

Net cash provided by (used in) investing activities                               2,471,875         (286,265)

Cash flows from financing activities:

   Proceeds of note payable, net                                                 (3,233,000)       1,893,000
   Payments of long-term debt                                                    (2,536,413)        (807,429)
                                                                              -------------    -------------

Net cash provided (used in) by financing activities                              (5,769,413)       1,085,571

Effect of exchange rate on cash                                                     (11,404)        (192,251)
                                                                              -------------    -------------

Net increase (decrease) in cash and cash equivalents                             (3,349,883)         482,875

Cash and cash equivalents at beginning of year                                    3,962,195        3,079,353
                                                                              -------------    -------------

Cash and cash equivalents at end of period                                    $     612,312    $   3,562,228
                                                                              =============    =============



                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

JUNE 30, 1995


1.       Basis of Presentation

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


2.       Inventories

At June 30, 1995 and December 31, 1994, inventories consisted of the following:

                                              1995                  1994
                                          -----------           -----------

     Finished goods                       $ 2,495,769           $ 3,544,742
     Work in process                             --                 437,673
     Raw materials                          1,085,579             2,567,942
                                          -----------           -----------
                                          $ 3,581,348           $ 6,550,357
                                          ===========           ===========


3.       Supplemental Cash Flow Information

         Noncash investing and financing activities:

         During the first six months of 1994, the Company sold or refinanced five (5) franchise territory for notes receivable of approximately $220,000. There were no franchises sold or refinanced in 1995.

         Net cash paid during the six months ended June 30, 1995 and 1994 for interest and income taxes were as follows:

                                               1995                 1994
                                            --------            ---------
     Interest                               $184,100             $361,597
     Income taxes                            126,330               10,000

4.       Litigation

         On or about March 31, 1994, an action was filed against the Company in the Eastern District of Pennsylvania under the caption Valencia et al. v. Aloette Cosmetics, Inc. et al. alleging, among other things, breach of contract and warranty, and fraud against the Company and an officer and seeking compensatory and punitive damages in excess of $1,000,000 plus court costs and attorney's fees. The Company settled this matter on August 8, 1995. The settlement did not have a material effect on the Company's consolidated results of operation.

         On or about February 3,1995, an action was filed against the Company and certain of its present and former officers in the Superior Court of Arizona under the caption Mattice et al. v. Aloette Cosmetics, Inc. et al. The Company settled this matter on May 3, 1995. The settlement did not have a material effect on the Company's consolidated results of operations.


5.       Sale of Manufacturing Operations

         On June 15, 1995 the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. In connection with the sale, the Company entered into a five year supply agreement to purchase inventory at prices competitive in the industry. The sale includes the facility, inventory and equipment. As a result of the sale of the manufacturing operation, the Company recorded a charge of $3.8 million.

         Sales from the manufacturing operations were approximately $1.2 million and $1 million for the six months ended June 30, 1995 and 1994, respectively. The net losses from normal operations for the corresponding periods were $478,000 and $404,000. Sales totaled approximately $2.7 million in 1994 and the net loss for the same period was $1.1 million.

         The following table presents the unaudited pro forma results of the operations of the Company for the three and six month periods ended June 30, 1995 and 1994, as if the sale had occurred on January 1, 1994 and 1995, respectively, giving effect to certain pro forma adjustments.

         The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been had the sale occurred on the date, nor are they necessarily indicative of future results of the Company.

                        Three Months Ended             Six Months Ended
                             June 30,                      June 30,
                       1995           1994           1995            1994
                   -----------    -----------    -----------    -----------
Revenue            $ 3,045,354    $ 3,540,775    $ 5,872,359    $ 6,764,205
Net Income (loss)  $   (12,298)   $   (13,613)   $  (396,529)   $   245,674
Income (loss)
  per share        $      (.01)   $      (.01)   $      (.18)   $       .11


6.       Other Expense

         Other expense for the second quarter of 1995 included approximately $43,000 resulting from a gain on the sale of the Georgia warehouse.

ITEM 2:
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

ASSETS:

         Cash and cash equivalents decreased approximately $3.35 million. Existing cash balances and the net proceeds received from the sale of the Texas manufacturing operations were used to repay the Company's bank term loan of $2.25 million and reduce the amount outstanding on its revolving line of credit by approximately $3.2 million. Accounts Receivable, Inventories and Property, Plant and Equipment were adjusted to reflect the sale of the manufacturing operations.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         The decrease in current liabilities of $5.1 million primarily relates to the decrease in the bank term loan and amounts outstanding against the revolving line of credit discussed above. The Company also sold its Georgia warehouse whereby the associated mortgage note payable was repaid. The decrease in trade accounts payable and the increase in accrued expenses are primarily attributed to the sale of the manufacturing operations.

RESULTS OF OPERATIONS:

Net Income

         The Company reported a net loss of approximately $4.8 million, or $
2.21 per share, for the six months ending June 30, 1995 compared to a net loss of $225,000, or $.10 per share for the corresponding period in 1994. The impact of the loss associated with the sale of the manufacturing operations on net income was $3.8 million for 1995, and does not include a tax benefit. This tax benefit can have a positive impact on earnings in the future. The net loss resulting from normal operations was $975,000 for the first six months of 1995. The loss at the manufacturing operations accounted for almost half of the year-to-date loss and approximately $400,000 could be attributed to one-time charges.

Loss on Sale of Manufacturing Operations

         On June 15, 1995 the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. In connection with the sale, the Company entered into a five year supply agreement to purchase inventory at prices competitive in the industry. The sale includes the facility, inventory and equipment. As a result of the sale of the manufacturing operation, the Company recorded a charge of $3.8 million.

         Sales from the manufacturing operations were approximately $1.2 million and $1 million for the six months ended June 30, 1995 and 1994, respectively. The net losses from normal operations for the corresponding periods were $478,000 and $404,000. Sales totaled approximately $2.7 million in 1994 and the net loss for the same period was $1.1 million.

Revenues

         For the current year total revenues decreased approximately $705,000, or 9%, to $7.1 million from $7.8 million as of June 30, 1994. Total revenues for the three months ended June 30, 1995 were $3.5 million versus $4.0 million in 1994. This trend on a consolidated level is expected to continue due to the sale of the manufacturing operations and the loss of its revenues. Revenues excluding the manufacturing operation were $5.9 million for the period ending June 30, 1995 versus $6.8 million for the same period in 1994. Consolidated net product sales decreased approximately $580,000, or 8.7%, from June 30, 1995 as compared to June 30, 1994. This decrease was primarily attributable to a reduction in Canadian product sales. Worldwide retail sales -- sales from franchises to their customers -- of $20.3 million in the first half of 1995 declined 7% compared to the first half of 1994. While the Company is hopeful that domestic retail sales will continue to improve as a result of its continued focus on sales management and anticipated new franchise openings, revenues generated from the Canadian operation are not expected to improve in the immediate future.

Cost of Product Sales

         Cost of product sales was 73% for the first half of 1995 versus 69% for the first half of 1994. The increase was primarily a result of the lower sales volume to our Canadian franchises. The cost of products sales through the second quarter continued to be negatively impacted by overhead costs at the Company's manufacturing facility. Management expects the cost of product sales as a percentage of net product sales to decrease as a result of the sale of the manufacturing operation.

Expenses

         Total selling, general and administrative expenses decreased approximately $265,000, or 14%, from the second quarter of 1994 primarily as a result of cost reduction initiatives taken in 1994. Year to date expenses increased $39,000 to $3.4 million in 1995 primarily as the result of several one-time charges incurred against earnings in the first quarter, including professional fees and legal fees relating to the lawsuits, other corporate matters, and the restructuring of the financing agreement offsetting the positive impact that the cost reduction initiatives have had on the operating results.

Other Expense

         The increase in other expense of approximately $32,000 for the first six months of 1995 versus 1994 is substantially related to the inclusion of a gain of $66,000 on exchange rate realized in 1994 being partially offset by a net gain on the sale of certain assets of $32,000 in 1995. The decrease in other expense for the three months ended June 30, 1995 is primarily attributable to a $43,000 gain recorded on the sale of the Georgia facility.


LIQUIDITY AND CAPITAL RESOURCES:

         At June 30, 1995, the Company held over $612,000 in cash and cash equivalents and had outstanding borrowings of $1.2 million under its line of credit. Under its current financing arrangements, the Company is subject to certain restrictions and covenants including maintaining certain balances in cash and cash equivalents and certain restrictions on the payment of dividends and any subordinated debt.

         The Company utilized the proceeds from the sale of the manufacturing operations to reduce the amount outstanding against the revolving credit facility with a corresponding permanent reduction of its initial maximum commitment amount from $3.6 million to $1.45 million. Management believes that its working capital, current financing alternatives, and available line of credit will be sufficient to cover normal and expected cash flow needs, including planned capital spending, for at least the next 12 months.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         On or about March 31, 1994, an action was filed against the Company in the Eastern District of Pennsylvania under the caption Valencia et al. v. Aloette Cosmetics, Inc. et al. alleging, among other things, breach of contract and warranty, and fraud against the Company and an officer and seeking compensatory and punitive damages in excess of $1,000,000 plus court costs and attorney's fees. The Company settled this matter on August 8, 1995. The settlement did not have a material effect on the Company's consolidated results of operation.

         On or about February 3,1995, an action was filed against the Company and certain of its present and former officers in the Superior Court of Arizona under the caption Mattice et al. v. Aloette Cosmetics, Inc. et al. The Company settled this matter on May 3, 1995. The settlement did not have a material effect on the Company's consolidated results of operations.

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 11  Schedule of Computation of Per Share Earnings

     (b) Reports on Form 8-K:

         On July 3, 1995, the Company filed on Form 8-K certain information with respect to the sale of its manufacturing operation.

         On August 14, 1995, the Company filed on Form 8K/A certain information with respect to the sale of its manufacturing operation which amends the Company's Form 8-K dated July 3, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ALOETTE COSMETICS, INC.
                                          -------------------------------
                                          (Registrant)



Date:    August 14, 1995                  /s/ Patricia J. Defibaugh
         ---------------                  -------------------------------
                                              Patricia J. Defibaugh
                                              Chairman of the Board
                                              Chief Operating Officer



Date:    August 14, 1995                  /s/ Jean M. Lewis
         ---------------                  -------------------------------
                                              Jean M. Lewis,
                                              Vice President of Finance
                                              (Principal Financial Officer)

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                                   EXHIBIT 11

                 SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                for the six months ending June 30, 1995 and 1994


                                                                       Three Months                          Six Months
                                                                       Ended June 30                        Ended June 30
                                                                       -------------                        -------------

                                                                   1995             1994                1995             1994
                                                                   ----             ----                ----             ----

Net (loss)                                                     $  (415,011)       $  (172,422)       $(4,774,930)       $  (224,563)

Weighted average number of common shares
outstanding during the year                                      2,157,253          2,157,253          2,157,253          2,157,253

Net (loss) per common share                                    $      (.19)       $      (.08)       $     (2.21)       $     (0.10)

                  PRIMARY (1)


                                                                   1995               1994               1995               1994
                                                               -----------        -----------        -----------        -----------

Net (loss)                                                     $  (415,011)       $  (172,422)       $(4,774,930)       $  (224,563)

Weighted average number of common shares
outstanding during the year                                      2,157,253          2,157,253          2,157,253          2,157,253

Net (loss) per common share                                    $      (.19)       $      (.08)       $     (2.21)       $     (0.10)

                  FULLY DILUTED (1)


                                                                   1995               1994               1995               1994
                                                               -----------        -----------        -----------        -----------

Net (loss)                                                     $  (415,011)       $  (172,422)       $(4,774,930)       $  (224,563)

Weighted average number of common shares
outstanding during the year                                      2,157,253          2,157,253          2,157,253          2,157,253

Net (loss) per common share                                    $      (.19)       $      (.08)       $     (2.21)       $     (0.10)







(1) This calculation is submitted in accordance with the regulations of the Securities and Exchange although not required by APB Opinion No. 15 because it results in diluation of less than 3%.