Form 10-Q
period 1995-09-30
ALOETTE COSMETICS INC
filed 1995-11-13
CIK 792160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file number 0-15414

For the transition period from _____________________   to  ___________________


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

                               (610) -- 692-0600
              (Registrant's telephone number, including area code)

       -----------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value -- 2,157,253 shares as of November 10, 1995.

                                     INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

Part I.      FINANCIAL INFORMATION                                                PAGE
----------------------------------                                                ----
Item 1.    Financial Statements

           Consolidated Balance Sheets -- September 30, 1995                        1
           (unaudited) and December 31,1994

           Consolidated Statements of Income -- Three and                           2
           nine months ended September 30, 1995 and 1994
           (unaudited)

           Consolidated Statements of Cash Flows --                                 3
           nine months ended September 30, 1995 and 1994
           (unaudited)

           Notes to Consolidated Financial Statements --                            4
           September 30, 1995

Item 2.    Management's Discussion and Analysis of                                  6
           Financial Condition and Results of Operations



Part II.      OTHER INFORMATION
-------------------------------
Item 1.    Legal Proceedings                                                        8

Item 2.    Changes in Securities                                                    8

Item 3.    Defaults Upon Senior Securities                                          8

Item 4.    Submission of Matters to a Vote of                                       8
                Security Holders

Item 5.    Other Information                                                        8

Item 6.    Exhibits and Reports on Form 8-K                                         8



SIGNATURES                                                                          9
----------

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                 1995                   1994
                                                                              -----------            ------------
                                                                              (Unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                                                    $   510,544            $ 3,962,195
  Accounts receivable, less allowance
    of $143,000 and $125,000                                                     1,776,041              2,356,001
  Current portion of notes receivable,
     less allowance of $216,000 and $15,000                                        450,845                433,543
  Inventories                                                                    3,691,124              6,550,357
  Prepaid expenses and other current assets                                        939,181                888,586
  Deferred income taxes                                                             --                    300,000
                                                                               -----------            -----------
         Total current assets                                                    7,367,735             14,490,682

Cost in excess of net assets acquired, net                                         512,908                550,438
Notes receivable, less current portion                                             769,008                941,608
Property, plant and equipment, net                                               3,387,045              7,451,779
Other assets                                                                       709,567                477,982
Deferred income taxes                                                              178,519                470,000
                                                                               -----------            -----------
         Total assets                                                          $12,924,782            $24,382,489
                                                                               ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
                 LIABILITIES
Current liabilities:
  Notes payable, banks                                                           $ 852,000            $ 4,385,000
  Current maturities of long-term debt                                             927,032              2,803,398
  Accounts payable                                                                 402,994              1,058,390
  Accrued expenses                                                               1,150,955                764,845
  Accrued compensation and benefits                                                 45,177                113,019
  Current portion, deferred franchise fee revenue                                  126,389                114,031
                                                                               -----------            -----------
                Total current liabilities                                        3,504,547              9,238,683
Deferred income taxes                                                              290,519                882,000
Long-term debt, less current maturities                                          1,976,579              2,676,495
Deferred franchise fee revenue, less
  current portion                                                                   91,000                 58,879
                                                                               -----------            -----------
               Total liabilities                                                 5,862,645             12,856,057

Commitments and contingencies

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and outstanding
 as of September 30, 1995 and December 31, 1994                                     25,000                 25,000
Additional paid-in capital                                                       7,538,995              7,538,995
Unearned ESOP shares                                                              (213,750)              (213,750)
Cumulative currency translation adjustments                                       (832,707)            (1,119,249)
Retained earnings                                                                9,305,725             14,056,562
Less:  Common stock in treasury, at cost,
  805,881 shares                                                                (8,761,126)            (8,761,126)
                                                                                -----------           -----------
              Total shareholders' equity                                         7,062,137             11,526,432
                                                                               -----------            -----------
              Total liabilities and shareholders' equity                       $12,924,782            $24,382,489
                                                                               ===========            ===========


                             See accompanying notes

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                                1995                1994                 1995                1994
                                              ---------          ----------           ----------          -----------
Revenues:
Net product sales                            $2,451,155          $4,084,871           $8,552,344          $10,766,569
Revenue from franchise operations               429,295             458,206            1,349,964            1,459,484
Sales of franchises                               6,667             104,595               41,972              183,827
                                              ---------          ----------           ----------          -----------
                                              2,887,117           4,647,672            9,944,280           12,409,880

Cost and expenses:
Cost of product sales                         1,603,419           2,956,108            6,037,212            7,539,146
Selling, general and administrative           1,185,200           1,853,212            4,590,043            5,219,194
Loss on sale of manufacturing
     operations                                  --                  --                3,800,000               --
Sales of franchises                              14,982              --                   24,048               11,699
                                              ----------          ----------           ----------          -----------
                                              2,803,601           4,809,320           14,451,303           12,770,039

Operating income (loss)                          83,516            (161,648)          (4,507,023)            (360,159)
Other (expense), net                            (59,423)           (104,295)            (243,814)            (256,504)
                                              ----------          ----------           ----------           ----------
Income (loss) before income taxes                24,093            (265,943)          (4,750,837)            (616,663)
(Benefit) for income taxes                        --                (64,705)              --                 (190,861)
                                              ----------          ----------           ----------          -----------

Net income (loss)                               $24,093           $(201,238)         $(4,750,837)          $ (425,802)
                                             ===========          ===========        ============          ===========

----------------------------------------------------------------------------------------------------------------------------------

Per share data:

Net income (loss)                            $      .01           $ (    .09)        $  (   2.20)          $ (    .20)
                                             ===========          ===========        ============          ===========

Dividends                                        --                    --                  --                   --
                                             ===========          ===========        ============          ===========

Weighted average shares outstanding
                                              2,157,253           2,157,253            2,157,253            2,157,253
                                             ===========          ===========        ============          ===========

----------------------------------------------------------------------------------------------------------------------------------



                             See accompanying notes

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                1995                  1994
                                                                           -------------         -------------
Cash flow from operating activities:

Net (loss)                                                                 $(4,750,837)            $ (425,802)

Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation & amortization                                                  482,033               681,495
   Provision for doubtful accounts and notes receivable                         314,616               215,009
   (Gain) loss on sale of plant, property and equipment                         (32,440)                1,173
   Franchise fee revenue                                                        (31,972)             (105,288)
   Loss on sale of manufacturing operations                                   3,800,000                 --
    Other                                                                         4,807                 --

Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                           272,003              (551,403)
   Decrease in inventories                                                      659,656                83,768
   (Increase) in prepaid and other current assets                               (55,424)              (90,435)
   Increase (decrease) in accounts payable and accrued expenses                (543,798)              349,765
                                                                            ------------           ----------
Net cash provided by operating activities                                       118,644               158,282


Cash flows from investing activities:
   Proceeds from sale of manufacturing operations                             2,097,210                 --
   Proceeds from repayment of franchise notes                                   213,844              140,650
   Notes granted to franchises and affiliates                                     --                 (76,282)
   Purchase of property, plant and equipment                                    (21,884)            (383,605)
   (Increase) in other assets                                                   (16,496)            (203,104)
   Proceeds from sale of plant, property and equipment, net                     281,262                --
                                                                            ------------           ----------
Net cash provided by (used in) investing activities                           2,553,936              (522,341)


Cash flows from financing activities:
   Proceeds of note payable, net                                             (3,533,000)            1,793,000
   Payments of long-term debt                                                (2,569,293)             (962,110)
                                                                            ------------           ----------

Net cash provided by (used in) financing activities                          (6,102,293)             830,890

Effect of exchange rate on cash                                                 (21,938)             (62,704)
                                                                            -----------             ---------

Net increase (decrease) in cash and cash equivalents                         (3,451,651)             404,127

Cash and cash equivalents at beginning of year                                3,962,195            3,079,353
                                                                            -----------            ----------

Cash and cash equivalents at end of period                                  $   510,544           $3,483,480
                                                                            ===========            ==========




                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

September 30, 1995


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


2.       Inventories

At September 30, 1995, and December 31, 1994, inventories consisted of the following:

                                                                1995                     1994
                                                             ----------               ----------
                 Finished goods                              $2,626,023               $3,544,742
                 Work in process                                  6,688                  437,673
                 Raw materials                                1,058,413                2,567,942
                                                             ----------               ----------
                                                             $3,691,124               $6,550,357
                                                             ==========               ==========


3.       Supplemental Cash Flow Information

         Noncash investing and financing activities:

         During the first nine months ended September 30, 1995, the Company granted or refinanced four (4) new franchise territories for notes receivable of $75,000. During the first nine months of 1994 the Company granted or refinanced five (5) franchise territories for notes receivable of approximately $260,000.

         Net cash paid during the nine months ended September 30, 1995 and 1994 for interest and income taxes were as follows:

                                                                1995                     1994
                                                             ----------               ----------
                   Interest                                    $206,900               $538,655
                   Income taxes                                 171,100                 10,000


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


5.       Sale of Manufacturing Operations

         On June 15, 1995 the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. In connection with the sale, the Company entered into a five year supply agreement to purchase inventory at prices competitive in the industry. The sale includes the facility, inventory and equipment. As a result of the sale of the manufacturing operations, the Company recorded a charge of $3.8 million.

         Sales from the manufacturing operations were approximately $1.2 million and $1.8 million for the nine months ended September 30, 1995 and 1994, respectively. The net losses from normal operations for the corresponding periods were $478,000 and $612,000. Sales totaled approximately $2.7 million in 1994 and the net loss for the same period was $1.1 million.

         The following table presents the unaudited pro forma results of the operations of the Company for the three and nine month periods ended September 30, 1995 and 1994, as if the sale had occurred on January 1, 1994 and 1995, respectively, giving effect to certain pro forma adjustments.

         The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been had the sale occurred on the date, nor are they necessarily indicative of future results of the Company.

                                        Three Months Ended                      Nine Months Ended
                                           September 30,                          September 30,
                                    1995                1994                1995                1994
                                -----------          ----------          -----------         -----------

Revenue                         $ 2,888,314          $3,873,502          $ 8,760,674         $10,637,707
Net income (loss)               $    24,093          $   39,289          $  (372,435)        $   284,963
Income (loss) per share         $       .01          $      .02          $      (.17)        $       .13


ITEM 2:
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

ASSETS:

         Cash and cash equivalents decreased approximately $3.5 million. Existing cash balances and the net proceeds received from the sale of the Texas manufacturing operations were used to repay the Company's bank term loan of $2.25 million and reduce the amount outstanding on its revolving line of credit by approximately $3.5 million. Accounts Receivable, Inventories and Property, Plant and Equipment were adjusted to reflect the sale of assets of the manufacturing operations.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         The decrease in current liabilities of $5.7 million primarily relates to the decrease in the bank term loan and amounts outstanding against the revolving line of credit discussed above. The Company also sold its Georgia warehouse whereby the associated mortgage note payable was repaid. The decrease in trade accounts payable and the increase in accrued expenses are primarily attributed to the sale of the manufacturing operations.

RESULTS OF OPERATIONS:

Net Income

         The Company reported a net loss of approximately $4.75 million, or $2.20 per share, for the nine months ending September 30, 1995 compared to a net loss of $426,000, or $.20 per share for the corresponding period in 1994. The impact of the loss associated with the sale of the manufacturing operations on net income was $3.8 million for 1995. No tax benefit from this net operating loss was recorded in 1995. Utilization of this net operating loss carryforward can have a positive impact on earnings in the future. The net loss exclusive of the sale of the manufacturing operations was approximately $950,000 for the first nine months of 1995. The operating loss at the manufacturing operations was $478,000 for the period through the date of sale and approximately $400,000 is attributed to one-time charges.

         The Company recorded net income of $24,000 for the quarter ending September 30, 1995 compared to a net loss of $201,000 for the same quarter of 1994. This is primarily attributable to the improvement in operating income realized due to the reduction in total costs and expenses as a result of the sale of the manufacturing operations.

Loss on Sale of Manufacturing Operations

         On June 15, 1995 the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. In connection with the sale, the Company entered into a five year supply agreement with the buyer to purchase inventory at prices competitive in the industry. The sale includes the facility, inventory and equipment. As a result of the sale of the manufacturing operations, the Company recorded a charge of $3.8 million.

         Sales from the manufacturing operations were approximately $1.2 million and $1.8 million for the nine months ended September 30, 1995 and 1994, respectively. The net losses from normal operations for the corresponding periods were $478,000 and $612,000. Sales from the manufacturing operations totaled approximately $2.7 million in 1994 and the net loss for the same period was $1.1 million.

Revenues

         For the current year total revenues decreased approximately $2.5 million, or 20%, to $9.9 million from $12.4 million as of September 30, 1994. Total revenues for the three months ended September 30, 1995 were $ 2.9 million versus $4.6 million in 1994. This trend on a consolidated level is expected to continue due to the sale of the manufacturing operations and the corresponding loss of its revenues. Revenues excluding the manufacturing operations were $8.8 million for the period ending September 30, 1995 versus $10.6 million for the same period in 1994. Consolidated net product sales for the periods ending

September 30, 1995 versus September 30, 1994 were $8.6 and $ 10.8 million, respectfully, or a decrease of 21%. The decrease was substantially due to the loss of sales from the manufacturing operations in addition to a reduction in foreign product sales as well as a product launch in 1994. Worldwide retail sales -- sales from franchises to their customers -- of $30 million in the first nine months of 1995 declined 8% compared to the comparable period in 1994. While the Company is hopeful that domestic retail sales will improve as a result of its continued focus on sales management and anticipated new franchise openings, retail sales generated from the Canadian operation are not expected to improve in the immediate future.

Cost of Product Sales

         Cost of product sales as a percentage of sales was 71% for 1995 versus 70% year-to-date in 1994. The increase was primarily a result of the lower sales volume to our Canadian franchises. The cost of products sales for the third quarter of 1995 decreased 7% from 72% to 65% due to the sale of the manufacturing operations and the elimination of its associated high overhead costs. Management expects the cost of product sales as a percentage of net product sales to continue to decrease through the end of 1995.

Expenses

         Total selling, general and administrative expenses decreased approximately $668,000 or 36%, from the third quarter of 1994. This decrease is primarily a result of the cost reduction initiatives taken in 1994 and early 1995 as well as the elimination of expenses from the manufacturing operations. Year-to- date expenses were $4.6 million and $5.2 million as of September 30, 1995, and 1994, respectively. The decrease of $600,000, or 12%, is a result of the cost reduction initiatives indicated above and the sale of the manufacturing operations, net of several one-time charges incurred against earnings in the first quarter, including professional fees and legal fees relating to the lawsuits, other corporate matters, and the restructuring of the financing agreement.

Other Expense

         Other expenses for the first nine months of 1995 versus 1994 remained relatively flat decreasing only $13,000. The decrease in other expenses of $45,000 for the third quarter of 1995 compared to 1994 is primarily a result of lower interest expense due to the reduction in bank debt.


LIQUIDITY AND CAPITAL RESOURCES:

         At September 30, 1995, the Company held over $500,000 in cash and cash equivalents and had outstanding borrowings of approximately $850,000 under its line of credit. Under its current financing arrangement, the Company is subject to certain restrictions and covenants including maintaining certain balances in cash and cash equivalents and certain restrictions on the payment of dividends and any subordinated debt.

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

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     ALOETTE COSMETICS, INC.
                                                    --------------------------
                                                           (Registrant)



Date:    November 13, 1995                          /s/ Patricia J. Defibaugh
         -----------------                         ---------------------------
                                                   Patricia J. Defibaugh
                                                   Chairman of the Board
                                                   Chief Operating Officer



Date:    November 13, 1995                         /s/ Jean M. Lewis
         -----------------                        ----------------------------
                                                  Jean M. Lewis,
                                                  Vice President of Finance
                                                 (Principal Financial Officer)

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                                   EXHIBIT 11

                 SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
             for the nine months ending September 30, 1995 and 1994


                                                                Three Months                    Nine Months
                                                             Ended September 30             Ended September 30
                                                             ------------------             ------------------
                                                           1995             1994           1995             1994
                                                           ----             ----           ----             ----

Net income (loss)                                       $    24,093    $  (201,238)       $(4,750,837)   $  (425,802)

Weighted average number of common shares
outstanding during the year                               2,157,253      2,157,253          2,157,253      2,157,253

Net income (loss) per common share                      $       .01    $      (.09)       $     (2.20)   $     (0.20)

                  PRIMARY (1)

                                                           1995             1994             1995             1994
                                                           ----             ----             ----             ----

Net income (loss)                                       $  24,093      $  (201,238)       $(4,750,837)   $  (425,802)

Weighted average number of common shares
outstanding during the year                             2,157,253        2,157,253          2,157,253       2,157,253

Net income (loss) per common share                      $     .01      $      (.09)       $     (2.20)   $     (0.20)

                  FULLY DILUTED (1)

                                                           1995             1994             1995             1994
                                                           ----             ----             ----             ----

Net income (loss)                                       $   24,093     $  (201,238)        $(4,750,837)    $  (425,802)

Weighted average number of common shares
outstanding during the year                              2,157,253       2,157,253           2,157,253       2,157,253

Net income (loss) per common share                      $      .01     $      (.09)        $     (2.20)     $    (0.20)




(1) This calculation is submitted in accordance with the regulations of the Securities and Exchange although not required by APB Opinion No. 15 because it results in dilution of less than 3%.