Form 10KSB
period 1995-12-31
ALOETTE COSMETICS INC
filed 1996-03-28
CIK 792160

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995     Commission file number 0-15414
                                       OR

            [ ] Transition report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the transition period from _____ to ______

                             ALOETTE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-2056003
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1301 Wright's Lane East, West Chester, PA                          19380
(Address of principal executive offices)                         (Zip Code)

                                (610) - 692-0600
              (Registrant's telephone number, including area code)

                                      NONE
          (Securities registered pursuant to Section 12(b) of the Act)

                           Common Stock, no par value
          (Securities registered pursuant to Section 12(g) of the Act)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No    .
                                              ---     ---

   Transitional Small Business Disclosure Format   Yes       No    X
                                                       ---        ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Registrant's total revenues for its most recent fiscal year......$13,263,983

   The aggregate market value of the 1,199,403 shares of voting stock held by nonaffiliates of the registrant at the closing stock price of $5.00 as of March 20, 1996 was $5,997,015.

Common Stock outstanding as of March 20, 1996:  2,157,253

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

1) Information set forth in Part III of this report is incorporated by reference to the Registrants 1996 Proxy Statement.

                                TABLE OF CONTENTS


Part I                                                                                  Page
------                                                                                -------
     Item  1.     Business                                                               1

           2.     Properties                                                             8

           3.     Legal Proceedings                                                      8

           4.     Submission of Matters to a Vote of Security Holders                    9

Part II
-------
           5.     Market for the Registrant's Common Equity                             10
                    and Related Stockholder Matters

           6.(i)  Selected Consolidated Financial Data                                  11

             (ii) Management's Discussion and Analysis of Results                       12
                    of Operations and Financial Condition

           7.     Financial Statements and Supplementary Data                           16

           8.     Changes in and Disagreements with Accountants on                      16
                    Accounting and Financial Disclosure

Part III
--------

           9.     Directors and Executive Officers of the Registrant                    17

           10.    Executive Compensation                                                17

           11.    Security Ownership of Certain Beneficial                              17
                    Owners and Management

           12.    Certain Relationships and Related Transactions                        17

Part IV
-------
           13.    Exhibits, Financial Statement Schedules                               17
                    and Reports on Form 8-K


                             ALOETTE COSMETICS, INC.

                                     PART I

ITEM 1.  BUSINESS

Aloette Cosmetics, Inc.

         Aloette Cosmetics, Inc. was incorporated in 1977 under the laws of the Commonwealth of Pennsylvania and is primarily engaged in the distribution of aloe vera-based skin care products, cosmetics, and other personal care products. As used herein, "the Company" includes the operations of Aloette Cosmetics, Inc. and its wholly-owned subsidiaries.

         On June 15, 1995 the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. In connection with the sale, the Company entered into a five year supply agreement with the buyer to purchase inventory at prices competitive in the industry. The sale included the facility, inventory and equipment. As a result of the sale of the manufacturing operations, the Company recorded a pre-tax charge of $3.8 million (See Item 6 and Note 18 to Consolidated Financial Statements).

         Sales from the manufacturing operations were approximately $1.2 million through the date of sale and $2.7 million for the twelve months ended December 31, 1994. The net losses from normal operations for the corresponding periods were $478,000 and $1.1 million.

Products

         The majority of the Company's revenues are derived from sales to franchises of approximately 140 aloe vera-based skin care products, makeup, fragrance, and cosmetic accessory products marketed exclusively under the trade name "Aloette". A common ingredient in the Aloette skin care line is the gel from the plant popularly known as aloe vera. The Company's Aloette skin care items are grouped according to individual skin type and are designed to be used in a daily regimen. Aloette's glamour products include liquid foundations, pressed powders, powder blushes, powder eyeshadows, eye pencils, mascaras, lipsticks, hair care items, and tanning products; among the fragrance items are a bath set and men's and women's colognes. The Company also sells promotional and support items to its franchises, including business supplies, product samples, and sales and recruiting materials. For the year ended December 31, 1995, approximately 77% of the Company's total revenues were generated from Aloette product sales.

         Set forth below is certain information concerning the sales of each product group for each of the Company's last three years.


                                     1995                              1994                        1993
                                     ----                              ----                        ----
                              Net                              Net                         Net
                            Product           % of           Product        % of        Product        % of
                             Sales            Total           Sales        Total         Sales         Total
                            --------          -----          -------      ------      ---------       -----
Skin care                 $ 6,634,538          59%         $ 9,158,039     62%        $ 8,488,342      55%
Glamour (makeup
  and accessories)          2,538,164          22%           2,668,532     18%          3,469,821      22%
Fragrances                    273,434           2%           1,225,632      8%          1,403,458       9%
Promotional and
  support items             1,900,260          17%           1,808,343     12%          2,193,649      14%
                          -----------         ----         -----------    ----        -----------     ----
        Total             $11,346,396         100%         $14,860,546    100%        $15,555,270     100%
                          ===========         ====         ===========    ====        ===========     ====

Marketing

         Products marketed under the Aloette name are not sold in retail stores and are available primarily through Aloette's domestic and foreign franchises who recruit and train Beauty Consultants to utilize sales techniques developed by the Company. Beauty Consultants are not required to purchase, maintain inventories of, or deliver products; instead, the Company sells products to franchises who maintain inventories at levels sufficient to meet anticipated orders from customers.

         Beauty Consultants hold Shows where they present the Company's products, instruct guests concerning the use of such products as part of a daily beauty program, and obtain product orders. Franchises are responsible for shipping the products that are ordered to hostesses, who in turn arrange for guests to receive their orders. Beauty Consultants also obtain reorders from customers and sell Aloette products through individual consultations. Non-show orders are shipped by franchises directly to customers. For the years 1995, 1994 and 1993, non-show orders comprised approximately, 45%, 45% and 42%, respectively, of retail sales.

Franchising

         In North America, Australia and New Zealand, the Company presently markets its Aloette products through a franchise system. The Aloette franchises are granted the right to conduct business within a specified territory. Sales generated outside the franchises' territory may be subject to certain unrestricted fees. New franchises being granted in the United States have an exclusive territory containing approximately one million in population. This is a return to historical population levels that were granted prior to 1993 when the Company developed certain Territorial Subdivision, Multi-Unit Development and Master Franchise strategies. Under these strategies, franchises were established with approximately 100,000 or more in population. The Company's principal subsidiary, Aloette Cosmetics of Canada, Inc., ("Aloette Canada"), has historically granted franchises within territories which generally contain approximately 500,000 people.

         During the development of the Company, franchises were often granted in those territories with the most concentrated population bases. As of December 31, 1995, the Company had a total of 57 franchises operating in the United States and 34 franchises operating in Canada. The Company continues to grant new franchises in existing open territories and focuses on improving the productivity of its existing franchises. The Company believes that improved productivity from existing franchises will foster an increased demand for new franchises in the future. The Company expects to continue to expand into international markets primarily through the granting of international distributorship and license agreements (see Business - International Operations).

         When a franchise relationship is established, the Company provides the franchisee with sales and operations manuals that describe the guidelines and specifications concerning Aloette's methods of conducting business. In addition, the franchisee is provided two to four days of training by experienced company personnel. The initial training program is periodically updated, the most recent revisions occurring in 1995. Following training, the Company makes periodic site visits to provide additional training and review certain aspects of the franchisee's business in relation to the Company's standards. Each franchisee is required to submit various reports to the Company including a monthly summary of operations and annual financial statements. The Company also holds meetings of franchisees to provide information concerning the Company and its products.

         In order to become a franchisee, an applicant must enter into a franchise agreement with the Company and pay a franchise fee. The fee is $20,000 payable upon execution, however, financing of the fee is available on approved credit. The franchise agreement requires that a franchisee make an initial inventory purchase of $7,500 and that the franchisee have an adequate amount of working capital at the start of its operations.

         In 1995, the Company modified its franchise agreement that is effective for all new franchisees and all franchisees renewing their agreement. Under the agreement, the Company grants specific rights and a license to operate a franchise in a specified territory, generally with a population of approximately 1,000,000. The right to market in a specified territory can be rescinded by certain limited failures to achieve sales quotas at various anniversary dates of the agreement.

         The franchise agreement requires franchisees to pay the Company a monthly royalty fee of five percent of the franchise's gross sales. For the year ended December 31, 1995, approximately 14% of the Company's total revenues were derived from these royalty fees.

         In addition, franchisees are obligated to pay their pro rata portion of the cost of incentive, promotional and motivational campaigns, contests, and an annual Seminar for Beauty Consultants organized by the Company. The expenses recorded by the Company regarding the above programs are net of any reimbursement received from the franchisee.

         The franchise agreement provides for an initial term of five years and is renewable for additional ten-year terms upon execution of the then-current franchise agreement. There is no fee for renewal. In order to renew, the franchisee must be in compliance with all terms of the franchise agreement, including being current in all financial obligations to the Company, and must meet certain sales goals. The franchise agreement may be terminated at any time by the franchisee upon fulfilling all of its financial obligations. The Company may not terminate a franchise except for cause, including the franchisees failure to comply with the franchise agreement. The Company has a right of first refusal on the sale of any franchise and has the right to review the qualifications of the proposed transferee. In addition, upon the transfer of a franchise, the franchisee must pay the Company a transfer fee equal to ten percent of the resale price not to be less than $6,500 and not to exceed $25,000. Revenues from franchise purchase fees and transfer fees constituted approximately 0.5% of the Company's total revenues in 1995, 1% in 1994 and 1% in 1993.

         To increase market penetration in North America, in 1993 the Company modified its franchise system to include three alternatives to the single unit franchise: Territorial Subdivision; Multi-Unit Development; and the Master Franchise. Effective in 1995 the Company no longer offered the Multi-Unit Development or Master Franchise programs. As of December 31, 1994, the Company had executed 3 Multi-Unit Developments agreements and had not consummated any Master Franchise programs.

         The Territorial Subdivision strategy will continue to be offered in certain situations and is intended to create an incentive for existing franchisees ("Subdividers") to transfer undeveloped markets within their current franchise territory to third-parties with the Company's approval. The Subdividers receive a percentage of the then current franchise fee in inventory credits from the Company. If an existing franchisee subdivides to a third-party, and that third-party begins its franchise with staff from the existing franchise, the third-party is required to negotiate and pay to the existing franchisee a "going concern value" related to the staff's previous sales levels in order to obtain approval for the subdivision from the Company. The Company is solely responsible for granting franchise licenses, monitoring and enforcing compliance within the franchise system, collection of royalties and product payables and collection and analysis of franchise data. As of December 31, 1995, the Company has completed five (5) Territorial Subdivisions.

         The Company also began providing benefits to existing franchises if they promote Beauty Consultants to become franchisees. The Company will pay 10% of the new franchises gross sales for one year, in the form of product credits, to the existing franchise. In addition, the new franchise will pay to the existing franchise, 5% of the gross sales for one year of any Beauty Consultants who transfer their affiliation from the existing franchise to the new franchise.

         Set forth below is certain information concerning the number of franchise agreements entered into and terminated in North America for each of the Company's last three years:

                                         1995         1994         1993
                                         ----         ----         ----
Franchises at beginning of year           88           93            90
New Franchise agreements                   9            9             9
Terminated/consolidated
  franchise territories                   (6)         (14)           (6)
                                        -----         ----          ---
Franchises at end of year                 91           88            93
                                        =====         ====          ===


         At December 31, 1995 the Company had a total of 57 franchises in the United States which were located in the following geographic regions: 12 in the Northeast; 22 in the South; 15 in the Midwest; and 8 in the West. At December 31, 1995 the Company had a total of 34 Canadian franchises which were located in the following provinces: 20 in Ontario; 4 in Quebec; 2 in Alberta; 4 in British Columbia and 4 in other various Canadian provinces.

International Operations

         In countries other than the United States, Canada, Australia and New Zealand, the Company grants Distributorship and License Agreements which provide for exclusive distribution rights for Aloette products within a particular foreign country or market, including the right to sublicense in accordance with the Aloette franchise system. The purchase fees charged by the Company for the Agreements are negotiated, and depend, in part, upon the size of the potential market. The purchase fees for existing Distributorship and License Agreements have ranged from $110,000 to $400,000. In the past, the Company had granted franchising arrangements similar to Australia and New Zealand; however, these arrangements have been terminated and the Company is presently distributing to its franchises in these countries through its Australian subsidiary. At present, the Company has no outstanding Master Franchise agreements.

         Under a Distribution and License Agreement (the "Agreement"), the distributor is required to purchase all products from the Company and is granted the right to distribute Aloette products using any method of marketing and distribution approved by the Company, including without limitation methods present in the Aloette marketing system or any derivation thereof such as home show, direct retail, duty free shops and direct response television. To reduce risk to the Company, generally all purchases by the distributor must be collateralized by an irrevocable letter of credit. In addition, title to the goods passes to the distributor when product is shipped from the Company's facilities in North America. The Company retains all rights, title and interest in the Aloette trade name and any Aloette trademarks. The distributor is responsible for all marketing, promotional and advertising costs and expenses incurred in the territories governed by the agreement. All advertising is subject to the Company's approval. The distributor is required to pay royalty payments which generally have approximated 2.25% of all retail sales or 14% of net product sales. In the event of an approved subdivision the distributor must remit 10% of fees collected on the initial grant, renewal, and transfer of rights.

         The term of the Agreement generally covers an initial period ranging from five to ten years with the eligibility of an automatic five year renewal if certain criteria have been met. The Distributor has the right to terminate the Agreement after the initial term; the Company may terminate the Agreement in whole or in part at any time for non-compliance, including the failure to attain certain sales criteria. The Distributor does not have the right to sell, transfer, or assign rights under the agreement and is generally subject to a five year non-compete clause upon termination.

         In May, 1994, the Company entered into a Distributorship and Licensing Agreement granting the exclusive right to market and distribute Aloette products in the Company's new packaging design introduced in 1993 in four major metropolitan cities in the country of China. The agreement, which requires the payment of royalty payments based on a percentage of net product sales, and a minimum inventory purchase in the first year, is effective for an initial term of five years and is eligible for an automatic five year renewal if the Distributor is in compliance with the agreement including the attainment of certain sales goals.

         In March 1994, the Company entered into a Distributorship and Licensing Agreement granting the exclusive right to market and distribute Aloette products in the Company's former packaging design in the country of Korea. The agreement requires a minimum inventory purchase in the first year and is effective for an initial term of two years.

         In February, 1994, the Company entered into a Distributorship and Licensing Agreement granting the exclusive right to market and distribute Aloette products in the Company's new packaging design in the country of Taiwan. The agreement, which requires the payment of monthly royalty payments based on a percentage of net product sales, and a minimum inventory purchase in the first year, is effective for an initial term of five years and is eligible for an automatic five year renewal if the Distributor is in compliance with the agreement including the attainment of certain sales goals.

         In February, 1992, the Company entered into a licensing agreement with Alover Cosmetics GmbH ("Alover") granting the exclusive right to conduct Aloette business within the following countries: Austria, Bulgaria, the Federal Republic of Germany, Hungary, Poland and Romania. John E. Defibaugh, a director, former officer and the husband of Patricia J. Defibaugh, the Company's Chairman and Chief Executive Officer, owns approximately 50% of the shares in the licensee. The original agreement required the payment of an initial licensing fee of $110,000, and gave the licensee the right to utilize the Company's trademarks and the exclusive right to manufacture Aloette products based on "know-how" and expertise provided by the Company. This agreement was amended in February, 1994 to exclude the right to manufacture and to require the purchase of all products from the Company. In addition, the required monthly royalty payments, which under the original agreement ranged from 2% to 5% of retail sales based on certain sales goals and were subject to a minimum annual payment provision, were amended to be 2.25% of all retail sales. The agreement has an initial term of five years and is renewable by the licensee for three additional five-year option periods.

         In 1991, the Company entered into a national license agreement granting the exclusive right to distribute the Company's products in the Netherlands. The licensee is required to pay to the Company a monthly royalty fee based on the retail sales of Aloette products in the licensed territory. The agreement is for an initial term of five years and is renewable by the licensee for two successive five-year terms if the licensee is in compliance with the agreement, including the attainment of certain sales goals. Upon termination of the agreement, the licensee is subject to the same restrictive covenant as a Distributor.

         In 1995, net product sales generated by Aloette Canada represented 36% of the Company's total. Net product sales to non-affiliate international franchises and distributors for 1995, 1994 and 1993 were approximately 3%, 6% and 3%, respectively, of the Company's total net product sales.

         Aloette's international operations are subject to certain risks inherent to conducting business outside of the United States. The Company's Canadian operations are subject to fluctuations in currency rates while its operations in Australia and New Zealand are also subject to risks related to import regulations. In its recent Distribution and License Agreements, the Company has taken measures to minimize the risks associated with doing business outside the United States by requiring payment in United States currency and establishing terms that are designed to minimize the Company's responsibility with regard to exporting products for sale in foreign markets.

Suppliers

         Prior to June 1995 the majority of Aloette's skin care and glamour products were being produced at the Company's manufacturing facility in Texas. On June 15, 1995 the Company sold this facility as part of a sale of assets, for $2.1 million. The Company entered into a five (5) year purchasing agreement with the buyer at prices competitive in the industry. The majority of the Company's skin care and glamour products are being manufactured under this agreement.

         The Company currently purchases raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components from various domestic and international suppliers. In addition, gel from the aloe vera plant is an important ingredient in the Company's skin care products and is purchased from several sources. The Company believes that it can obtain sufficient aloe vera to manufacture and supply its products.

         The Company continually engages in research and development activities to improve its existing products and to develop new products. Such activities did not require material expenditures in the fiscal year of 1995, and the Company expects this trend to continue during fiscal 1996.


Distribution

         The Company's products are shipped directly from the manufacturers to Company-owned warehouse facilities. As of December 31, 1995, the Company's warehouses were located in: West Chester, Pennsylvania and Concord, Ontario, Canada. (See Business-Properties)

         Currently the West Chester, PA warehouse generally maintains a 180 day supply of products, promotional and support items for shipments to all domestic franchises. The warehouse located in Canada maintains a 180 to 200 day supply of inventory for shipments to all Canadian franchises.

         Aloette products are shipped by the Company from its distribution centers to franchises who are obligated to pay for such products within thirty days of the invoice date. Franchises either ship products directly to the customer or, in the case of a Show, to the hostess or host two weeks from the date of the Show. All shipments made directly to hostesses, hosts or customers must be paid for in full either prior to, or upon delivery.

Competition

         The cosmetics industry is a highly competitive market which is sensitive to changing consumer preferences and demands. There are many companies which sell cosmetics by means of Shows, mail order, on a door-to-door basis and in retail stores. All of these companies compete with the Company. Many of these competitors are substantially larger than the Company in terms of sales and distributors and have substantially greater financial resources and experience.

         The Company's competition arises from both domestic and foreign sources and is based on price, quality and service. The Company believes that its continued success will depend on its ability to remain competitive in these areas.

         Two of the better known direct sales cosmetics companies which compete with the Company's Aloette products are Mary Kay Cosmetics, Inc., which sells cosmetics directly to its beauty consultants who, subsequently, market them to customers and Avon Products, Inc., which historically has primarily utilized the door-to-door selling technique. Both of these companies are substantially larger than the Company. The market in which the Company participates is highly competitive in price, service and quality.

         In the marketing of Aloette products, price is a significant competitive factor. Due to the Company's direct sales and franchise marketing methods, the Company has been able to price its products at levels which are substantially lower than those for products which the Company believes to be of comparable quality.

Regulation

         The Company's advertising and sales practices are subject to regulation by the Federal Trade Commission. In addition, the Company's operations are subject to numerous federal, state and local laws related to the sale of franchises and the labeling, content and packaging of its products.

         Each of the other foreign jurisdictions in which the Company markets its products imposes regulatory requirements on the manufacturing, labeling and content of such products as well as the sale of franchises. The Company believes that its products and its methods of distribution are in compliance with such foreign and domestic laws and regulations.

         Certain of the Company's suppliers are also subject to regulation by the Food and Drug Administration ("FDA"). The Company has no reason to believe that such suppliers are not in compliance with standards set by the FDA.


Environmental Matters

         The Company does not believe that compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on its capital expenditures, earnings or competitive position.


Trademarks and Patents

         The Company's trademark "Aloette", issued in May, 1988, has a twenty-year life and is subject to renewal. The Company has registered the Aloette trademark in the United States, Canada and certain foreign countries. The Company has also registered its logo, which is in the form of a lark, in the United States and Canada. The trademark "lark" logo, issued in 1985, has a twenty-year life and is also subject to renewal.

Customers

         The Company extends 30-day payment terms to its franchisees for purchases of "Aloette" products and supplies. The Company's franchises offer customers the right to exchange certain merchandise; historically, the amounts of such returns have been minimal. The Company does not accept product returns from its franchises or offer warranties on its products except in the case of manufacturing defects; historically, such amounts have not been material.

         The Company sells to three franchises in Canada; Aloette of Montreal South, Aloette of Montreal Northeast and Aloette of Quebec City, that have common ownership. Sales to these franchises were approximately 9%, 11% and 10% of total revenues in 1995, 1994 and 1993, respectively.


Employees

         As of December 31, 1995, the Company employed 31 people who were involved with the Company's franchise and distribution business.

         The Aloette franchisees are independent business owners and not employees of the Company. Similarly, the Beauty Consultants are independent contractors of the franchisees and are neither employees nor involved in a contractual relationship with the Company.

         None of the Company's employees are represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has never been subject to an employee strike or work stoppage and considers its employee relations to be good.

Insurance

         The Company presently maintains product liability insurance at a level which management believes is sufficient. However, because of the risks inherent in selling cosmetics, it is possible that the Company could be held liable in future litigation for amounts in excess of its product liability insurance coverage. A judgment against the Company for an amount exceeding its liability insurance coverage could have a material adverse effect upon the Company. If a product liability claim were asserted, and the product in question was acquired from an independent supplier, the Company might be able to proceed against such supplier. However, the success of any such proceeding could be affected by product alterations by the Company, the insolvency of such supplier or other uncertainties.


ITEM 2.  PROPERTIES

         The Company's corporate headquarters is located in West Chester, Pennsylvania. The 25,000 square foot office and warehouse facility was built to the Company's specifications at a cost of approximately $1.95 million. Approximately 10,000 square feet is used for office space, and 15,000 square feet is used for warehousing and shipping.

         The Company also owns a 3,700 square foot office condominium located near its headquarters. The Company is actively seeking a buyer for this property.

         The Company's Canadian headquarters is located in Concord, Ontario where the Company owns a 17,500 square foot building.

          In April, 1995, the Company sold its Georgia facility, a distribution center used by the Company in the late 1980's, for $285,000. Prior to the sale, this facility had been leased.

         The Company sold its manufacturing facility in June, 1995. The building contained approximately 84,400 square feet of manufacturing, distribution and office space.

         The Company believes that its current facilities are adequate to meet its present needs.


ITEM 3.   LEGAL PROCEEDINGS

         On February 5, 1993, the Company obtained a default judgment against the Defendants in the action Aloette Cosmetics, Inc. of Delaware et al. v. Wright et al. and the Defendants' counterclaims were stricken. One defendant had appealed this judgment and such appeal was granted. The Company negotiated a favorable settlement agreement with the Defendants. The terms of the agreement did not have a material effect on the consolidated financial condition or results of operations of the Company.

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

          On or about May 27, 1994, a similar action was filed against the Company in the Eastern District of Pennsylvania under the caption, Slaven et al.
v. Aloette Cosmetics, Inc. et al. The Company has filed answers and counterclaims in these actions. In March, 1995, the counts alleging breach of covenant of good faith and fair dealing and abandonment of trademark were dismissed without prejudice based upon insufficient pleadings. The Company believes that the plaintiffs' claims are without merit and intends to defend these actions and to prosecute its claims vigorously.

         On or about February 3, 1995, an action was filed against the Company and certain of its present and former officers in the Superior Court of Arizona under the caption Mattice et al. v. Aloette Cosmetics., Inc. et al. The Company settled this matter on May 3, 1995. The settlement did not have a material effect on the Company's consolidated results of operation.

         On November 11, 1994, the Company filed an action in the High Court of New Zealand under the caption Aloette Cosmetics, Inc. of Delaware, et al. v. Billisa Holdings Ltd., et al. In this action the Company alleges, among other things, that the Defendants failed to pay for product supplied and failed to pay management fees; and the Company requested an injunction requiring Defendants to turn over documents and inventory and to cease operating as a franchise. On December 19, 1994, the Court granted the Company's request for an injunction. The Defendants have filed answers and counterclaims in these actions against the plaintiffs seeking compensatory and punitive damages in excess of approximately $5 million plus court costs and attorneys' fees. The counterclaim alleges, among other things, breach of express and implied terms of contract, breach of fiduciary obligations, breach of section 9 of the Fair Trading Act of 1988, and undue influence. Management believes that the Company's position in this matter is meritorious, that the Defendants' counterclaims are without merit, and intends to pursue this action vigorously.

         In addition, from time to time, the Company is a defendant in litigation arising in the normal course of business. Management and legal counsel do not believe that any settlement resulting from any of the litigation referred to above, individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial position; however, it could have an impact on the annual or interim results of operations in the period in which it is resolved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market under the symbol ALET and is quoted on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low market prices and dividend information for the Company's common stock.


                                STOCK PRICE RANGE

                                           1995                                       1994
                            -----------------------------------         ----------------------------------
Quarter Ended               High            Low        Dividend         High           Low        Dividend
-------------               ----            ---        --------         ----           ---        --------
March 31                   2 1/2         1 9/16           -            5 1/4         3 1/2           -
June 30                    3 3/8          1 1/2           -            4 3/8         2 3/4           -
September 30               3 1/4          2 1/4           -            3 3/4         2 5/8           -
December 31                2 3/4          1 5/8           -            3 1/2         1 1/2           -



         The Company had 2,157,253 shares of no par value stock outstanding at December 31, 1995. The approximate number of shareholders of record at March 20, 1996 was 975.

         In October 1993, the Company suspended its quarterly dividend. In addition, under the Company's new financing agreement with its lender, dated January 4, 1996, the Company is prohibited from paying dividends.

Item 6 (i)        SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and other financial information appearing elsewhere herein and Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)
-------------------------------------------------------------------------------


Year ended December 31                    1995(2)        1994          1993         1992(3)       1991(4)
----------------------                    -------        ----          -----        -------       -------

INCOME STATEMENT DATA:
Net product sales                        $11,346       $14,861       $15,555       $18,113       $20,795
Revenue from franchise operations          1,853         2,032         2,296         2,684         2,930
Sales of franchises                           65           210           216           316           261
                                         -------       -------       -------       -------       -------
Total revenues                           $13,264       $17,103       $18,067       $21,113       $23,986
                                         =======       =======       =======       =======       =======

Cost of product sales                    $ 8,021       $10,821       $10,088       $11,835       $12,983
Selling, general and administrative      $ 5,712       $ 7,975       $ 7,958       $ 7,557       $ 7,296
Loss on sale of assets of
     manufacturing operations            $ 3,800         -             -             -             -

Total costs and expenses                 $17,596       $18,818       $18,076       $19,399       $21,031

Net income (loss)                        $(4,126)      $(1,541)      $(  180)      $   912       $ 2,019

Net income (loss) per common share       $ (1.91)      $(  .71)      $(  .08)      $   .42       $   .84


Cash dividends declared
    per common share (1)                   -             -           $   .16       $   .32       $   .32

Weighted average shares outstanding        2,157         2,157         2,157         2,156         2,400

                                            1995          1994          1993          1992          1991
                                            ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Working capital                          $ 4,488       $ 5,252       $ 9,772       $ 9,088       $ 9,891

Total assets                             $12,194       $24,382       $25,522       $25,542       $27,386

Long-term debt                           $ 1,968       $ 2,676       $ 5,478       $ 3,488       $ 3,990

Shareholders' equity                     $ 7,475       $11,526       $13,444       $14,769       $15,425

(1)  The Company suspended its quarterly dividend in the third quarter of 1993.

(2) Includes a $3.8 million pre-tax charge for the loss on the sale of assets of manufacturing operations.

(3) Includes a charge of $290,000, or $.14 per share, as a result of a change in accounting for income taxes resulting from the implementation of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes."

(4) Includes a $750,000 (approximately $435,000 after-tax or $.18 per share) restructuring charge.

Item 6 (ii)              MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF RESULTS OF OPERATIONS AND
                                  FINANCIAL CONDITION


RESULTS OF OPERATIONS

1995 versus 1994

         Net Sales and Earnings. The Company recorded a net loss of $4.1 million, or $1.91 per share for the fiscal year ended December 31, 1995 compared to a net loss of $1.5 million, or $.71 per share in 1994. The decrease was primarily attributable to the $3.8 million loss recorded as a result of the sale of certain assets of the manufacturing operations in June, 1995 and approximately $478,000 of losses from operations incurred by the manufacturing operations during the first six months of 1995.

         For the third and fourth quarters of 1995, the Company recorded operating income of $83,000 and $176,000, respectively. The Company is hopeful that this positive trend which it has experienced will continue since the Company has returned its sole focus to enhancing its core business of cosmetics sales through home shows and has eliminated the negative impact of the manufacturing operations and the related overhead and low margin sales.

         Total revenues for the current year declined $3.8 million, or 22%, to $13.3 million versus $17.1 million in 1994, substantially due to a decrease in net product sales. Net product sales for the twelve months ended December 31, 1995 were $11.3 million versus $14.9 million in 1994, a decrease of 24%, or $3.5 million. Approximately $1.5 million of the decrease in net product sales is a direct result of the loss of private-label and contract manufacturing revenues previously generated by the manufacturing operations. While net product sales from the Company to domestic franchises remained relatively flat, sales to Canadian franchises decreased $1.1 million, or 21%, and sales to the Company's other international franchises decreased $500,000, or 69%. Sales to various international distributors were $60,000 in 1995 compared to $150,000 in 1994. In addition, in 1994 new product sales contributed approximately $620,000 to net product sales. Historically, the Company has introduced several new products every year; however, any increase in sales volume related to new products was offset by discontinued products. In 1995, new product sales did not have a material impact on revenues.

         Sales for 1996 are expected to be lower than the sales for 1995 primarily due to the sale of the manufacturing operations and the corresponding loss of its revenues. Revenues from the manufacturing operations generated from sales of health and beauty aid products sold under Sue Pree and Lisa Mornay trademarks, private label sales and contract manufacturing services were $1.2 million in 1995 through the date of sale of the manufacturing operations.

         The Company implemented several strategies intended to improve the market penetration of its Aloette business by increasing the number of franchises in North America and international expansion in 1993. In 1995, the Company sold nine new franchises. Although management can provide no assurances that the trend in net product sales to its franchises will be favorably improved, the Company continues to focus on improving the productivity of its existing franchises combined with the sale of new franchises. "Sales Management" is especially important for the Canadian franchises in order to reverse its negative revenue trend. The Company has and will continue to increase franchise operations and sales support, set clear direction on sales methods and leadership, enhance franchise incentives focused on growth and stress continued focus on home show sales and the importance of new recruits.

         In 1995, the Company implemented a wholesale price increase on certain of its supply and incentive items to cover corresponding increases in costs. This increase had no material impact on revenues. The Company has no intentions to implement an across the board price increase but plans to review prices on a product-by-product basis in 1996.

         Revenue from franchise operations, the royalty received from Aloette franchises based on their retail sales, decreased 9%, or $180,000, to $1.85 million for the 12 months ended December 31, 1995, from $2 million in 1994. The decrease in revenue from franchise operations directly corresponds to the annual decline in retail sales -- sales from franchises to their customers -- which totaled approximately $40.3 million in 1995 compared to $44.5 million in 1994, a decrease of $4.2 million, or 9%.

         Cost of Product Sales. For the current year the cost of product sales as a percentage of net product sales decreased 2% from 73% in 1994 to 71% in 1995, and from $10.8 million to $8 million, respectively. The decrease is primarily due to the sale of certain assets of the manufacturing operations and the elimination of its associated high overhead costs in the latter half of 1995. Management expects the cost of product sales as a percentage of net product sales to continue to be favorably impacted in 1996 due to the sale of the manufacturing operations, in addition to improved margins as a result of negotiated discounts with certain suppliers and improved purchasing.

         Selling, General and Administrative Expenses. Total selling, general, and administrative expenses decreased $2.3 million, or 28%, to $5.7 million from $8 million, for the fiscal years ended 1995 and 1994, respectively. The decrease in expenses was predominantly a result of cost reduction initiatives taken in 1994 and early 1995, as well as the elimination of approximately $900,000 of expenses from the manufacturing operations in the second half of the year and approximately $700,000 of non-recurring charges expensed in 1994. As a result of the positive steps taken above, expenses for 1996 are expected to be relatively comparable with fourth quarter operating expenses of $1.1 million down from $2.8 million in 1994. Management will continue to evaluate additional areas for expense reductions.

         Loss on Sale of Assets of Manufacturing Operations. On June 15, 1995 the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. In connection with the sale, the Company entered into a five year supply agreement with the buyer to purchase inventory at prices competitive in the industry. The sale included the facility, inventory and equipment. As a result of the sale of these assets, the Company recorded a pre-tax charge of $3.8 million.

         Private-label sales and contract manufacturing services generated by the manufacturing operations were approximately $1.2 million through the date of sale and $2.7 million for the twelve months ended December 31, 1994. The loss from operations, exclusive of the $3.8 million charge above, was $478,000 for the first six months of 1995 and $1.1 million for 1994.

         Other Income (Expense), Net. Other income for the twelve months ended 1995 versus 1994 decreased $27,000, or 10%. This was primarily the net result of lower interest expense due to the reduction in bank debt and the loss of interest income due to lower cash balances at a foreign subsidiary. Other income in 1995 included a gain on the sale of the Georgia warehouse of approximately $43,000. In 1994, other income was favorably impacted by a $171,000 gain on exchange, resulting from cash balances maintained by the Canadian subsidiary. Management expects no significant changes in other income in 1996.

         Income Taxes. In 1995, the Company recorded a deferred tax benefit of $500,000 compared to a deferred tax benefit of $442,000 recorded in 1994, which primarily resulted from the net losses from its domestic subisidiaries.


1994 versus 1993

         Net Sales and Earnings. The Company recorded a net loss of $1.5 million, or $.71 per share for the fiscal year 1994. The net loss for the year ended December 31, 1993 was $180,000 or $.08 per share. Total revenues declined $964,000 to $17.1 million in 1994 versus $18.1 in the previous year primarily due to a decrease in net product sales of $695,000. Currency exchange rate differences related to the Company's Canadian operation accounted for 38% of the decline in revenues. The Company's manufacturing operations incurred $1.0 million of the $1.5 million year-to-date loss.

         In 1994, total net product sales decreased 4% to $14.9 million from 1993 levels of $15.6 million. Net product sales from the Company to domestic franchises decreased 12% in 1994 from $6.7 million to $5.9 million while sales to Canadian franchises decreased 16% from $6.3 million to $5.3 million. Approximately 38% of the $1.0 million decline in Canadian net product sales was related to currency exchange rate differences. Net product sales to the Company's international franchises outside Canada increased 40% to $771,000 versus $549,000 in 1993 primarily as a result of increased sales to its Australian franchises. In 1994, new products contributed approximately $620,000 to net product sales; this was comparable to the positive effect of the new packaging launch introduced in 1993. Revenues generated from sales of health and beauty aid products sold under Sue Pree' and Lisa Mornay trademarks, private label sales and contract manufacturing services were $2.7 million versus $2.1 million in 1993.

         Revenue from franchise operations, the royalty fee received from Aloette franchises based on their retail sales, decreased $260,000 to $2 million in 1994, from $2.3 million in 1993. The decline in revenue from franchise operations directly corresponds to the year-to-date retail sales decline -- sales from franchises to their customers which totaled approximately $44.5 million in 1994 versus $49.4 million in 1993, a decrease of $4.8 million, or 10%.

         Cost of Product Sales. Year-to-date cost of product sales as a percentage of net product sales increased to 73% for 1994 versus 65% in 1993 and from $10.1 million to $10.8 million. The current year's cost of product sales was negatively affected by inventory reserves and increased Canadian product costs attributable to the weakness in the Canadian dollar which totaled $510,000. The cost of product sales was further impacted by decreased plant utilization at its manufacturing facility

         Selling, General and Administrative Expenses. Total selling, general and administrative costs of $8.0 million in 1994 did not change from the 1993 fiscal year. These expenses as a percentage of total revenues increased to 47% for 1994 from 44% in 1993 due to the decline in total revenues.

         In 1994 the Company relocated its administrative operations in Canada to its headquarters in the United States. However, the reduction of $1.0 million in expenses that resulted from the consolidation and other cost reduction initiatives implemented in 1994 were more than offset by several charges against earnings, including bad debt expense from the termination of several franchises in the United States, legal expenses related to the defense of lawsuits and several fourth quarter non-recurring charges of approximately $731,000 related to the closure of the Company's regional sales office in Mexico, expenses for the production of the Aloette infomercial and the write-off of goodwill related to the manufacturing subsidiary.

         Other Income (Expense), Net. The decrease of approximately $150,000 in other income is substantially due to an increase in interest expense which totaled $730,000 in 1994 versus $579,000 in 1993. Other income in 1994 includes a $171,000 gain on exchange, resulting from cash balances maintained by the Canadian Subsidiary in the United States.

         Income Taxes. The provision for income taxes decreased $495,000 from the previous year primarily as a result of the Company's 1994 net loss from its domestic subsidiaries.

ASSETS

         Cash and cash equivalents decreased approximately $2.9 million. Existing cash balances, cash proceeds from normal operations and the net proceeds received from the sale of the manufacturing operations were used to repay the Company's bank term loan of $2.25 million and its revolving line of credit of $4.4 million. Accounts receivable, inventories and property, plant, and equipment were adjusted to reflect the sale of assets of the manufacturing operations. Inventories continue to be one of the Company's largest segment of total assets, comprising 30%, or $3.7 million of total assets in 1995. Property plant and equipment were $3.3 million, or 27% of total assets.

LIABILITIES AND SHAREHOLDERS' EQUITY

         The decrease in current liabilities of $6.7 million primarily relates to the decrease in the bank term loan and the amounts outstanding against the revolving line of credit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company held over $1 million in cash and cash equivalents and had no outstanding borrowings under the line of credit. Cash and cash equivalents decreased approximately $2.9 million. Debt decreased $7 million as existing cash balances, cash proceeds from normal operations, and net proceeds from the sale of the manufacturing operation were used to repay the Company's bank term loan and its revolving line of credit. The Company also sold its Georgia warehouse whereby the associated mortgage note payable was repaid.

         On January 4, 1996, the Company entered into an agreement with a new lender to restructure its financing arrangement. The new financing arrangement consists of a revolving line of credit with a maximum commitment amount of $1 million, expiring at December 31, 1996. The maturity can be extended prior to the maturity date at the option of the lender. Interest will be fully fluctuating and calculated on a 360 day basis, based upon the Bank's prime rate plus one percent, and payable monthly. A facility fee and all expenses incurred by the lender are also payable by the Company. The agreement contains among other covenants, provisions which require the Company to maintain certain monthly and quarterly financial ratios, limit additional indebtedness, and restricts the payment of principal and interest on any subordinated debt without the lender's prior approval. In addition, the line of credit is collateralized by substantially all of the Company's assets.

         Working capital decreased from $5.3 million at December 31, 1994 to $4.5 million at 1995 year end. The loss of inventories as a result of the sale of the manufacturing operations negatively impacted working capital in 1995.

         In October 1993, the Company suspended its quarterly dividend. There were no dividends paid in 1995 or 1994, as a condition to the Company's prior financing agreement. The new financing agreement also prohibits payments of dividends.

         In 1990, the Board of Directors authorized a stock repurchase program to purchase up to 150,000 shares of the Company's common stock in the open market. There is no fixed purchase period and all purchases are made at the Board's discretion. As of December 31, 1994, the Company had repurchased 80,000 shares under this program of which 50,000 shares were for its Employee Stock Ownership Plan. No shares were purchased during 1995.

         Management believes that its working capital, continued plan to reduce inventory levels and available line of credit will be sufficient to cover normal and expected cash flow needs, including planned capital spending, for at least the next twelve months.

INFLATION

         The impact of inflation and changing prices on the Company's business has been minimal. Historically, the Company has been able to increase its prices to minimize the effect of increases in costs of materials.

FOREIGN CURRENCY TRANSLATION

         Although the Company takes measures to minimize unfavorable currency translation effects, it is subject to currency exchange fluctuations primarily as a result of its Canadian operations.

SEASONALITY

              The Company's sales and profitability are generally lower during the first and third quarters of each year.

Item 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             PAGE
         AND SUPPLEMENTARY DATA


Report of Independent Accountants                                       F-1

Financial Statements:
Consolidated Balance Sheets as of
         December 31, 1995 and 1994                                     F-2

Consolidated Statements of Operations for the
         years ended December 31, 1995, 1994 and 1993                   F-3

Consolidated Statements of Shareholders'
         Equity for the years ended
         December 31, 1995, 1994 and 1993                               F-4

Consolidated Statements of Cash Flows for the
         years ended December 31, 1995, 1994 and 1993                   F-5

Notes to Consolidated Financial Statements                           F-6 - F-16



Item 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders
of Aloette Cosmetics, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Aloette Cosmetics, Inc. and Subsidiaries listed in Item 13 of this Form 10-KSB. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aloette Cosmetics, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 20, 1996

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

         ASSETS                                                              1995                 1994
                                                                             ----                 ----

  Cash and cash equivalents                                              $ 1,024,114          $ 3,962,195
  Accounts receivable, less allowance
    of $110,000 and $125,000, respectively                                 1,089,368            2,356,001
  Current portion of notes receivable,
    less allowance of $270,000 and 15,000,respectively                       316,657              433,543
  Inventories                                                              3,672,249            6,550,357
  Prepaid expenses and other current assets                                  588,665              888,586
  Deferred income taxes                                                      291,000              300,000
                                                                         -----------          -----------
         Total current assets                                              6,982,053           14,490,682

Cost in excess of net assets acquired, net                                   500,398              550,438
Notes receivable, less current portion                                       564,836              941,608
Property, plant and equipment, net                                         3,261,940            7,451,779
Other assets                                                                 514,280              477,982
Deferred income taxes                                                        370,000              470,000
                                                                         -----------          -----------
         Total assets                                                    $12,193,507          $24,382,489
                                                                         ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
                 LIABILITIES
Current liabilities:
  Notes payable, banks                                                   $     -               $4,385,000
  Current maturities of long-term debt                                       902,361            2,803,398
  Accounts payable                                                           539,008            1,058,390
  Accrued expenses                                                           881,834              764,845
  Accrued compensation and benefits                                           53,853              113,019
  Current portion, deferred franchise fee revenue                            116,798              114,031
                                                                         -----------          -----------
         Total current liabilities                                         2,493,854            9,238,683
Deferred income taxes                                                        189,000              882,000
Long-term debt, less current maturities                                    1,968,371            2,676,495
Deferred franchise fee revenue, less current portion                          66,844               58,879
                                                                         -----------          -----------
         Total liabilities                                                 4,718,069           12,856,057
                                                                         -----------          -----------

Commitments and contingencies

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of December 31, 1995 and 1994                                25,000               25,000
Additional paid-in capital                                                 7,489,735            7,538,995
Unearned ESOP shares                                                        (142,500)            (213,750)
Cumulative currency translation adjustments                               (1,066,118)          (1,119,249)
Retained earnings                                                          9,930,447           14,056,562
Less:  Common stock in treasury, at cost
    805,881 shares                                                        (8,761,126)          (8,761,126)
                                                                         -----------          -----------
         Total shareholders' equity                                        7,475,438           11,526,432
                                                                         -----------          -----------
         Total liabilities and shareholders' equity                      $12,193,507          $24,382,489
                                                                         ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.


                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1995, 1994 and 1993


                                                   1995                 1994                 1993
                                                   ----                 ----                 ----
   Revenues:

   Net product sales                             $11,346,396          $14,860,546          $15,555,270
   Revenue from franchise operations               1,852,892            2,032,097            2,295,546
   Sales of franchises                                64,695              210,588              216,065
                                                ------------        -------------        -------------
                                                  13,263,983           17,103,231           18,066,881
   Costs and expenses:

   Cost of product sales                           8,021,329           10,821,320           10,088,530
   Selling, general and administrative             5,712,170            7,975,323            7,957,798
   Loss on sale of assets of
         manufacturing operations                  3,800,000               -                    -
   Sales of franchise                                 62,059               21,699               29,620
                                                ------------        -------------        -------------
                                                  17,595,558           18,818,342           18,075,948
                                                ------------        -------------        -------------

   Operating (loss)                               (4,331,575)          (1,715,111)              (9,067)

   Other (expense), net                             (294,540)            (267,533)            (117,749)
                                                ------------        -------------        -------------

   (Loss) before income taxes                     (4,626,115)          (1,982,644)            (126,816)

   Provision (benefit) for income taxes             (500,000)            (442,000)              53,000
                                                ------------        -------------        -------------
   Net (loss)                                   $ (4,126,115)        $ (1,540,644)        $   (179,816)
                                               =============        =============         =============

   Per common share data:

   Net (loss)                                   $      (1.91)        $       (.71)       $         (.08)
                                               =============        =============         =============
   Dividends                                    $         -          $         -          $         .16
                                               =============        =============         =============


   Weighted average shares outstanding             2,157,253            2,157,253            2,157,253
                                               =============        =============         =============



        The accompanying notes are an integral part of the consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1995, 1994 and 1993





                                                 Common Stock               Additional
                                                    Issued                    Paid-In
                                              Shares        Amount            Capital
                                            --------       --------         -----------



Balance, January 1, 1993                   2,963,134         $25,000        $ 7,586,695

  Purchase of shares for ESOP
  Allocation of ESOP shares                                                     (10,750)
  Currency translation adjustment
  Dividends ($.16 per share)
  Net loss
                                           ---------         -------       ------------
Balance, December 31, 1993                 2,963,134          25,000          7,575,945

  Allocation of ESOP shares                                                     (36,950)
  Currency translation adjustment
  Net loss
                                           ---------         -------       ------------
Balance, December 31, 1994                 2,963,134          25,000          7,538,995

  Allocation of ESOP shares                                                     (49,260)
  Currency translation adjustment
  Net loss
                                           ---------         -------       ------------
Balance, December 31, 1995                 2,963,134         $25,000        $ 7,489,735
                                           =========         =======        ===========

                                                             Currency
                                                            Translation        Retained                Treasury Stock
                                                ESOP        Adjustments        Earnings             Shares             Cost
                                             ----------     -----------        --------            --------        ---------
Balance, January 1, 1993                      $     -        $  (203,888)       $16,122,182          805,881     $(8,761,126)

  Purchase of shares for ESOP                 $(356,250)
  Allocation of ESOP shares                      71,250
  Currency translation adjustment                               (503,646)
  Dividends ($.16 per share)                                                      (345,160)
  Net loss                                                                        (179,816)
                                              ---------      -----------        -----------          -------     -----------
Balance, December 31, 1993                     (285,000)        (707,534)        15,597,206          805,881      (8,761,126)

  Allocation of ESOP shares                      71,250
  Currency translation adjustment                               (411,715)
  Net loss                                                                      (1,540,644)
                                              ---------      -----------        -----------          -------     -----------

Balance, December 31, 1994                     (213,750)      (1,119,249)        14,056,562          805,881      (8,761,126)

  Allocation of ESOP shares                      71,250
  Currency translation adjustment                                 53,131
  Net loss                                                                       (4,126,115)
                                              ---------      -----------        -----------          -------     -----------
Balance, December 31, 1995                    $(142,500)     $(1,066,118)       $ 9,930,447          805,881     $(8,761,126)
                                              =========      ===========        ===========          =======     ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993

                                                                              1995                  1994                 1993
                                                                              ----                  ----                 ----
Cash flows from operating activities:
Net (loss)                                                                  $(4,126,115)         $(1,540,644)         $  (179,816)
Adjustments to reconcile net (loss) to cash
  provided by (used in) operating activities:
         Depreciation & amortization                                            635,852            1,052,378              873,885
         ESOP expense                                                            21,992               34,300               60,500
         Provision for doubtful accounts and notes receivable                   356,470              306,868               96,190
         (Gain) on sale of property, plant and equipment                        (31,093)                -                    -
         Loss on  sale  of assets of manufacturing operations                 3,800,000                 -                    -
         Deferred income taxes                                                 (584,000)            (542,000)               4,000
         Franchise fee revenue                                                  (54,471)            (151,801)            (135,075)
         Other                                                                    4,809                2,193              (21,502)

Changes in operating assets and liabilities, net of effects
 from sale of assets:
         (Increase) decrease in receivables                                   1,000,388             (362,892)            (670,778)
         (Increase) decrease in inventories                                     667,239            1,224,671           (2,614,152)
         (Increase) decrease in prepaids and other current assets               297,113              251,593             (666,848)
         Increase (decrease) in accounts payable and accrued
                 expenses                                                      (657,104)             249,353             (411,202)
                                                                             ----------           ----------           -----------
Net cash provided by (used in) operating activities                           1,331,080              524,019           (3,664,798)
                                                                             ----------           ----------           -----------


Cash flows from investing activities:
         Proceeds from sale of investments                                       -                     -                  271,580
         Proceeds of notes receivable, net                                      281,274              226,799              572,307
         Proceeds from sale of property, plant and equipment                    296,846                 -                    -
         Purchase of property, plant and equipment                              (26,304)            (388,606)            (251,119)
         Proceeds for sale of the manufacturing operations                    2,097,210                 -                    -
         Repurchase of franchise territories                                        -                (37,500)                -
         (Increase) decrease in other assets                                    140,995              (16,610)            (392,737)
                                                                             ----------           ----------           -----------
Net cash provided by (used in) investing activities                           2,790,021             (215,917)             200,031
                                                                             ----------           ----------           -----------


Cash flows from financing activities:
         Dividend payments                                                       -                     -                 (517,740)
         (Repayment) proceeds of notes payable, net                          (4,385,000)           1,895,750             (520,750)
         Purchase of stock for ESOP                                              -                     -                 (356,250)
         Additional long-term debt                                               -                     -                3,000,000
         Payment of long-term debt                                           (2,602,171)          (1,149,849)            (725,539)
                                                                             ----------           ----------           -----------
Net cash provided by (used in) financing activities                          (6,987,171)             745,901              879,721

Effect of exchange rate changes on cash                                         (72,011)            (171,161)            (283,163)
                                                                             ----------           ----------           -----------
Net increase (decrease) in cash and cash equivalents                         (2,938,081)             882,842           (2,868,209)
Cash & cash equivalents at beginning of year                                  3,962,195            3,079,353            5,947,562
                                                                            -----------          -----------          -----------
Cash & cash equivalents at end of year                                      $ 1,024,114          $ 3,962,195          $ 3,079,353
                                                                            ===========          ===========          ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

Basis of Presentations:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements:

         Financial statement preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of net sales and expenses during the reported period. Differences from those estimates are recorded in the period they become known.

Fair Value of Financial Instruments:

         The Company maintains financial instruments which include cash and cash equivalents, notes receivable and long term debt. The recorded values of these financial instruments approximate fair value.

Concentration of Risk:

         Financial instruments which potentially subject the Company to concentration of credit risk consist of cash, investments, and trade and note receivables. The Company's investments consisted primarily of low risk investments such as certificates of deposit, municipal bonds and government securities, and by policy, are not heavily concentrated in any individual security or any one financial institution. The Company's cash accounts are primarily maintained with two financial institutions. A substantial portion of trade and notes receivable are due from the Company's franchisees. The Company will generally file UCC statements (in U.S.) and General Security Agreements (in Canada) in order to obtain a priority position in the franchisees' personal property. Certain of the notes are also collateralized by real estate and other assets of the franchise.

         Gel from the aloe vera plant is an important ingredient in the Company's skin care products and is purchased from several sources. The Company believes that it can obtain sufficient aloe vera to manufacture and supply its products. In addition, the majority of the Company's skin care and glamour products are manufactured by a single manufacturer. However, the Company maintains all product formulas and does business with several manufacturers capable of manufacturing these products if the present manufacturer is unable. Hence the Company believes that there is no vulnerability of risk.

Statements of Cash Flows:

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows.

Inventories:

         Inventories are valued at the lower of cost or market. Cost has been determined using the first-in, first-out method.

Property, Plant and Equipment and Depreciation:

         Property, plant and equipment are recorded at cost. Depreciation is computed principally utilizing the straight-line method and the double declining balance method over the estimated useful lives of the assets. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in income. A summary of estimated lives is as follows:

                Buildings                            20-25 years
                Equipment                              5-7 years
                Building Improvements                   15 years

Accounting for the Impairment and Sale of Long-Lived Assets:

         The Company adopted SFAS Statement No. 121, accounting for the impairment of long-lived assets and for long lived assets to be disposed of, during 1995. The effect of this adoption was immaterial.

Cost in Excess of Net Assets Acquired:

         Cost in excess of net assets acquired relates to the certain acquisitions and franchise repurchases. Amortization of cost in excess of net assets acquired is computed using the straight-line method over a 20-year period. The Company's policy is to record any impairment loss against the net unamortized cost in excess of net assets acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date and it is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows would become less than the carrying amount of the asset. As of December 31, 1995 and 1994 accumulated amortization was $500,400 and $679,429, respectively.

Sales of Franchises:

         The Company grants franchises in exchange for an initial franchise fee. The fee is deferred and recognized into income over the period when all material services, including sales and technical support, or conditions relating to the sale of the franchise have been substantially performed. Administrative costs associated with such sales are expensed as incurred.

         Under the current franchise agreement amended in 1995, payment of the franchise fee is normally due upon granting the franchise, however, financing may be available with approved credit. Under a previous franchise agreement, a portion of the franchise fee was due upon granting of the franchise, with the balance of the original franchise fee due in installments over a two to five year period. The franchise agreement provides that the franchisee may terminate the agreement at any time; however, the franchise fees paid to the Company through the date of termination are nonrefundable.

1.        Summary of Significant Accounting Policies, continued:

Revenue from Franchise Operations:

         Revenue from franchise operations consists of monthly royalty fees based on a percentage of franchise retail sales.

Foreign Currency Translation:

         Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. The cumulative translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the determination of net income. Such amounts were not material for 1995, 1994 and 1993.

Income Taxes:

         Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance in the period when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Loss Per Common Share:

         Loss per common share is based on the weighted average number of shares outstanding during each period. The dilutive effect of common stock options and warrants is not material.

Prospective Accounting Changes:

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 requires the Company to measure all stock-based compensation based on the estimated fair market value at the grant date and spread the deemed cost over the vesting period. Statement No. 123 permits a choice of whether to charge operations or disclose the calculated cost as pro forma information. This standard requires disclosure, beginning in 1996, of the measured cost effective with 1995 grants. The Company has not yet quantified its cost or determined its method of adoption under Statement No. 123.

2.       Inventories:

         At December 31, 1995 and 1994, inventories consist of the following:

                                       1995                  1994
                                       ----                  ----
         Finished goods             $2,114,743             $3,544,742
         Work in progress                6,972                437,673
         Raw materials               1,550,534              2,567,942
                                   -----------             ----------
                                    $3,672,249             $6,550,357
                                    ==========             ==========


         The inventory amounts are presented net of an inventory valuation allowance of $677,000 in 1995 and $638,000 in 1994.

3.       Property, Plant and Equipment:

         At December 31, 1995 and 1994, property, plant and equipment consist of the following:

                                                        1995                  1994
                                                        ----                  ----
Land                                                $   773,496             $1,173,650
Buildings                                             2,202,306              5,406,765
Equipment                                             1,872,917              4,162,786
Building improvements                                     3,122                 38,898
                                                     ----------             ----------
                                                      4,851,841             10,782,099
Accumulated depreciation                              1,823,125              3,810,722
                                                     ----------             ----------
                                                     $3,028,716              6,971,377
Property held for resale, net of
       accumulated depreciation of $116,422
       in 1995 and $180,757 in 1994.                    233,224                480,402
                                                     ----------             ----------
                                                     $3,261,940             $7,451,779
                                                     ==========             ==========


         Depreciation expense for 1995, 1994 and 1993 was $406,096, $639,179 and $540,227, respectively. Total depreciation expense for 1995, 1994 and 1993 includes $81,082, $83,811 and $20,953, respectively, of depreciation relating to the capital leases entered into in 1993.

         Property held for resale in 1995 consists of two office condominiums that were utilized by the Company prior to the construction of its new corporate headquarters. In April, 1995, the Company sold the Georgia facility for $285,000.

         All real property, fixtures and improvements, owned by the Company, are pledged as collateral under the new financing agreement dated January, 4, 1996 (Note 4).

4.       Notes Payable, Banks:

         The following summarizes information concerning notes payable to banks:

                                           1995                  1994
                                           ----                  ----
Borrowings at December 31             $     -                 $4,385,000
Weighted Average Interest Rate              9.77%                   5.70%

         Notes payable, which totaled approximately $4.4 million at December 31, 1994, consisted of borrowings under an available line of credit. The Company had no outstanding borrowings under a line of credit at December 31, 1995.

         On January 4, 1996 the Company entered into a new financial agreement with another lender. The new financing agreement consists of a revolving line of credit with a maximum commitment amount of $1 million, expiring December 31, 1996. The maturity can be extended for an additional year, prior to the maturity date, at the option of the lender. Interest will be fully fluctuating and calculated on a 360 day basis, based upon the bank's prime rate plus one percent, and payable monthly. A facility fee and all expenses incurred by the lender are also payable by the Company. The agreement contains among other covenants, provisions which require the Company to maintain certain monthly and quarterly financial ratios, limit additional indebtedness, and restrict the payment of principal and interest on any subordinated debt (Note 5 and 17). In addition, the line of credit is collateralized by substantially all of the Company's assets.

5.       Long-term Debt:

         At December 31, 1995 and 1994, long-term debt consists of the following:


                                                                     1995                  1994
                                                                     ----                  ----
Mortgage note payable, due in monthly installments
     of $2,616, including interest at 8.21%, through 2012.      $     -                  $213,472

Subordinated note payable to a director and former officer
     related to the purchase of 777,881 shares of the
     Company's common stock, due in annual payments of
     $393,674 through 2001, bearing interest at 9.25%
     payable quarterly (Note 17).                                2,755,720              2,755,720

Amounts due under capital leases payable through 1996
     in monthly installments.                                      115,012                260,701

Bank term loan payable in 1996.                                     -                   2,250,000
                                                                ----------             ----------
                                                                 2,870,732              5,479,893
Less current maturities                                            902,361              2,803,398
                                                                ----------             ----------
                                                                $1,968,371             $2,676,495
                                                                ==========             ==========

         Annual maturities of long-term debt during the next five years and thereafter are as follows:

              1996                          $  902,361
              1997                             393,674
              1998                             393,674
              1999                             393,674
              2000                             393,674
              Thereafter                       393,675
                                            ----------
                                            $2,870,732
                                            ==========

         The Bank Term Loan was classified as a current liability at December 31, 1994 as this loan was paid in full in January, 1995. The mortgage note payable was paid in full in April, 1995, when its Georgia facility was sold.

6.       Employee Stock Ownership Plan:

         Substantially all domestic employees of Aloette Cosmetics, Inc. are covered under the Aloette Employee Stock Ownership Plan (ESOP) and Trust. The ESOP is non-contributory and there is no past service liability in connection with the plan.

         In 1993, the Company purchased 50,000 shares at a price of $7.125 per share for its Employee Stock Ownership Plan and Trust. In accordance with the plan, 10,000 shares per year were allocated to eligible employees at December 31, 1995, 1994 and 1993. The fair value of the unearned shares was $45,000 as of December 31, 1995.

         The Company's expenses for the plan were approximately $22,000, $34,300, and $60,500 for each of the years ended December 31, 1995, 1994 and 1993. Subsequent contributions to the Plan are at the Board's discretion.

7.       Stock Options and Warrants:

         In July, 1994, the shareholders approved an amended and restated Incentive Stock Option Plan which permits the granting of options to purchase 900,000 shares of common stock to officers', key employees, non-employee directors, independent contractors and consultants. Options are granted at a purchase price equal to the fair market value of the stock at the date of grant and become exercisable two years after they are granted. Unexercised options expire ten years after the date of grant or termination of employment.


                                                      1995                   1994                  1993
                                                      ----                   ----                  ----
Outstanding at beginning of year                   517,500                 62,500                53,000
Options Granted                                     34,000                455,000                37,500
Options Exercised                                     -0-                    -0-                   -0-
Options Cancelled                                 (202,500)                  -0-                (28,000)
                                                   -------               --------               --------
Outstanding at end of year                         349,000                517,500                62,500
Exercisable at end of year                         103,753                 25,000                25,000
Option price range per share                    $1.75 to $3.375        $3.375 to $7.75        $6.75 to $7.75

         In June, 1993, the shareholders approved an amended and restated stock warrant plan for Directors allowing an aggregate of 100,000 shares. Under this plan, upon his/her election or appointment, each outside director is granted 1,000 warrants for each year of the term to which such Director was elected or appointed. The warrants, which vest in increments of 1,000 on each successive anniversary date of the grant provided the director has served through that anniversary date, are exercisable at a price equal to the closing price of a share of the Company's common stock as of the last business day immediately preceding the date of such Director's election or appointment and expire six (6) years from the date of grant, or if the Director does not fulfill his/her appointment. Warrants granted during 1995 and 1993 were 3,000 and 30,000, respectively. No warrants were granted in 1994. As of December 31, 1995 there were 34,000 warrants outstanding which were granted at exercise prices ranging from $2.25 per share to $19.75 per share.

8.       Income Taxes:

         Income (loss) before provision (benefit) for income taxes consists of the following:

                          1995                   1994              1993
                          ----                   ----              ----
   Domestic         $(3,966,286)           $(2,077,503)          $  31,726
   Foreign             (659,829)                94,859            (158,542)
                    -----------            -----------           ---------
                    $(4,626,115)           $(1,982,644)          $(126,816)
                    ===========            ===========           =========

         At December 31, 1995, 1994 and 1993, the provision (benefit) for income taxes consists of the following:

                           1995                   1994             1993
                           ----                   ----             ----
Current
   Federal          $    84,000            $    63,000           $ (24,000)
   Foreign                    -                 37,000              73,000
                    -----------            -----------           ---------
                         84,000                100,000              49,000
                    -----------            -----------           ---------

Deferred
   Federal             (584,000)              (622,000)               (500)
   Foreign                   -                  80,000               4,500
                    -----------            -----------           ---------
                       (584,000)              (542,000)              4,000
                    -----------            -----------           ---------
Total               $  (500,000)           $  (442,000)          $  53,000
                    ============           ===========           =========

10.      Income Taxes; continued:

         A reconciliation of the statutory federal income tax (benefit) to the effective tax is as follows:

                                                1995                      1994                    1993
                                                ----                      ----                    ----
Statutory income tax (benefit)              $(1,573,000)               $(674,000)             $  (43,000)
Utilization of foreign tax credits           (1,638,000)                 (48,000)                      -
Tax effect of foreign dividend                2,394,000                   50,000                       -
Goodwill amortization                            17,000                   41,000                  21,000
Foreign taxes in excess of
       statutory income tax rates                    -                    35,000                  18,000
Foreign subsidiary losses not
       utilized by the consolidated group       224,000                   49,000                 113,000
Other                                            76,000                  105,000                 (56,000)
                                            ------------              ----------               ----------
                                           $   (500,000)               $(442,000)             $   53,000
                                           ============                ==========             ===========

         The tax effects of the primary temporary differences between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                 1995                                1994
DEFERRED INCOME TAXES                  ASSET             LIABILITY           ASSET          LIABILITY
--------------------                 -------            ----------          ------          ----------
Depreciation                        $    -             $   27,000         $ -               $  720,000
Inventories                             228,000            -                223,000             -
Net operating loss carryforward         735,000            -                744,000             -
Foreign tax credit carryforward       1,522,000            -                 -                  -
Other                                    63,000           162,000            77,000            162,000
                                    -----------        ----------       -----------         -----------
                                      2,548,000           189,000         1,044,000            882,000
Valuation allowance                   1,887,000            -                274,000            -
                                    -----------        ----------       -----------         -----------
                                     $  661,000         $ 189,000        $  770,000         $  882,000
                                     ==========         =========        ==========         ==========


         Applicable U.S. income and foreign withholding taxes have not been provided on approximately $6.4 million of undistributed earnings of foreign subsidiaries as it is the Company's intention to permanently reinvest these earnings or to repatriate such earnings in a tax-free manner.

         Certain foreign subsidiaries have available net operating loss carryforwards of approximately $815,000 which for the most part have an unlimited carryforward life. In addition, a domestic subsidiary has available a net operating loss carryforward of approximately $90,000 for state tax purposes which expires in 1997. A valuation allowance has been recorded for these net operating loss carryforwards due to the uncertainty of their realization. During 1995, the Company generated a foreign tax credit carryforward in the U.S. of approximately $1.522 million which expires in 2000. A full valuation allowance has been recorded due to the uncertainity of the Company's ability to generate sufficient foreign source income to utilize the credit.

9.       Employee Benefits:

         Effective January 1, 1992, the Company implemented a Profit Sharing and
Section 401(k) Salary Deferral Plan and Trust covering all domestic employees of Aloette Cosmetics, Inc. At this time, all accounts in the previous pension plan and profit sharing plan vested and were merged into the Profit Sharing and
Section 401(k) Plan.

         Aloette Canada has a defined contribution pension plan for all employees with at least one year of service. Under the terms of the plan, Aloette Canada contributes an amount dependent upon the employee's compensation ranging from 2% to 10% with a maximum contribution of $3,500 per employee.

         The Company has a supplemental benefits plan pursuant to which the Company maintains non-funded accounts for designated officers and employees. Accounts in the supplemental plan increase each year based on a growth factor.

         The amounts expensed for these plans in 1995, 1994 and 1993 were $58,554, $93,601 and $92,878, respectively.


10.      Leases:

         Capital Leases

         In 1993, the Company entered into a lease agreement for computer and related equipment totaling $419,000. The capital lease extends through 1996 and is payable in quarterly installments of $33,746 including interest at 4.5%.

         Future minimum lease payments under non-cancelable capital leases at December 31, 1995 are as follows:

         Total minimum lease payments all due in 1996       $118,045
         Less: amount representing interest                    3,033
                                                            --------
         Present value of net minimum lease payments        $115,012
                                                            ========

         Operating Leases

         There were no operating lease commitments at December 31, 1995 and 1994.

         Total rent expense was $16,457, $60,942 and $169,567 in 1995, 1994 and
1993, respectively.

11.      Litigation:

                  On February 5, 1993, the Company obtained a default judgment against the Defendants in the action Aloette Cosmetics, Inc. of Delaware et al.
v. Wright et al. and the Defendants' counterclaims were stricken. One defendant had appealed this judgment and such appeal was granted. In August, 1995 the Company negotiated a favorable settlement agreement with the Defendants. The terms of the agreement did not have a material effect on the consolidated financial condition or results of operations of the Company.

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

11.      Litigation; continued:

         On or about May 27, 1994, a similar action was filed against the Company in the Eastern District of Pennsylvania under the caption, Slaven et al.
v. Aloette Cosmetics, Inc. et al. The Company has filed answers and counterclaims in these actions. In March, 1995, the counts alleging breach of covenant of good faith and fair dealing and abandonment of trademark were dismissed without prejudice based upon insufficient pleadings. The Company believes that the plaintiffs' claims are without merit and intends to defend these actions and to prosecute its claims vigorously.

         On or about February 3, 1995, an action was filed against the Company and certain of its present and former officers in the Superior Court of Arizona under the caption Mattice et al. v. Aloette Cosmetics., Inc. et al. The Company settled this matter on May 3, 1995. The settlement did not have a material effect on the Company's consolidated results of operation.

         On November 11, 1994, the Company filed an action in the High Court of New Zealand under the caption Aloette Cosmetics, Inc. of Delaware, et al. v. Billisa Holdings Ltd., et al. In this action the Company alleges, among other things, that the Defendants failed to pay for product supplied and failed to pay management fees; and the Company requested an injunction requiring Defendants to turn over documents and inventory and to cease operating as a franchise. On December 19, 1994, the Court granted the Company's request for an injunction. The Defendants have filed answers and counterclaims in these actions against the plaintiffs seeking compensatory and punitive damages in excess of approximately $5 million plus court costs and attorneys' fees. The counterclaim alleges, among other things, breach of express and implied terms of contract, breach of fiduciary obligations, breach of section 9 of the Fair Trading Act of 1988, and undue influence. Management believes that the Company's position in this matter is meritorious, that the Defendants' counterclaims are without merit, and intends to pursue this action vigorously.

         In addition, from time to time, the Company is a defendant in litigation arising in the normal course of business. Management and legal counsel do not believe that any settlement resulting from any of the litigation referred to above, individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial position; however, it could have an impact on the annual or interim results of operations in the period in which it is resolved.

12.      Related Parties:

         A former director of the Company is affiliated with a product packaging company. Purchases from this company during 1995, 1994 and 1993 were $201,171, $308,584 and $407,764, respectively.

         In February, 1992, the Company entered into a franchise and license agreement with a limited liability company of the Federal Republic of Germany, Alover Cosmetics GmbH ("Alover") for exclusive right to use the tradename, trademarks and marketing and product know-how of the Company in certain European countries. Alover has paid $110,000 to the Company as payment for the initial license fee. A director, shareholder and former officer of the Company and the husband of the Chairman of the Board beneficially owns 50% of the shares of outstanding stock of Alover. In addition, in November 1995, the Company entered into an agreement with this director and cofounder of the Company to provide consulting and advisory services to the Company for $50,000 annually. Amounts paid in 1995 under this agreement were $4,166 (See Notes 5 and 17 for description of additional related party disclosures).

         From time to time, the Company enters into consulting agreements with directors on an "as needed" basis. Total fees expended under these agreements were $45,000 for 1995, $2,400 for 1994 and $1,800 in 1993.

13.      Business Segment and Export Data:

         The Company's revenues are derived principally from the sale of cosmetics and health and beauty aid products in one business segment. The Company's financial information relating to domestic and foreign operations is as follows:

                                       1995                      1994                    1993
                                       ----                      ----                    ----
Revenues:
     Domestic                     $ 8,151,622               $ 9,937,430               $10,116,486
     International(1)               5,112,361                 7,165,801                 7,950,395
                                  -----------               -----------               -----------
                                  $13,263,983               $17,103,231               $18,066,881
                                  ===========               ===========               ===========
Identifiable assets:
     Domestic                     $ 7,238,708               $13,981,450               $17,012,510
     International(1)               4,954,799                10,401,039                 8,509,547
                                  -----------               -----------               -----------
                                  $12,193,507               $24,382,489               $25,522,057
                                  ===========               ===========               ===========
Operating income (loss):
     Domestic                     $(3,559,126)              $(1,425,275)              $   405,142
     International (1)               (772,449)                 (289,836)                 (414,209)
                                  -----------               -----------               -----------
                                  $(4,331,575)              $(1,715,111)              $    (9,067)
                                  ============              ===========               ===========

(1) Aloette Canada accounts for substantially all of the international revenues and identifiable assets.

     Of the total domestic identifiable assets, receivables totaled $689,724 in 1995, $1,518,049 in 1994 and $1,704,168 in 1993.

     Of the total international assets, total receivables due from Canadian customers totaled $1,176,042 in 1995, $2,074,818 in 1994 and $1,924,252 in
     1993.

     Three franchises owned by one individual accounted for approximately 9%, 11% and 10% of total revenues in 1995, 1994 and 1993, respectively.

14.      Supplemental Cash Flow Information:

         Noncash investing and financing activities:

         In the year ending December 31, 1995, the Company granted or refinanced seven (7) franchises for notes receivable of approximately $191,000. During 1994 and 1993, the Company sold and financed resales of several franchise territories for franchise notes receivable of $486,000 and $40,000, respectively.

         During 1995, the Company had recorded $300,000 of barter credits generated by the sale of inventory. As of December 31, 1995, the Company had utilized $18,000 of these credits for inventory purchases.

         In 1993, the Company entered into a capital lease in the amount of $419,000 for the purchase of equipment.

         Cash paid during the year for interest and income taxes was as follows:

                            1995                 1994                 1993
                            ----                 ----                 ----
Interest                  $260,940             $710,547           $ 620,171
Income taxes              $206,456             $ 10,000           $ 801,759

15.      Other Income(Expense), Net:

         The following table includes the components of other income (expense), net:
                              1995                 1994                 1993
                              ----                 ----                 ----
Interest income            $ 109,682            $ 225,217           $  309,200
Interest expense            (487,279)            (730,138)            (586,462)
Other income, net             83,057              237,388              159,513
                           ----------           ---------           ----------
                           $(294,540)           $(267,533)          $ (117,749)
                           ==========           =========           ==========

16.      Stock Repurchase Plan:

         The Company currently has a stock repurchase program to purchase up to 150,000 shares of the Company's common stock in the open market from time to time. As of December 31, 1995, 80,000 shares had been purchased under the plan. Of that, 50,000 shares were for the Company's Employee Stock Ownership Plan.

17.      Treasury Stock Purchase:

         On April 16, 1991, the Company purchased 777,881 of its common stock from John E. Defibaugh, Director and former President and Chief Operating Officer, for consideration of $8.4 million or approximately $10.85 per share, plus acquisition costs. Upon consummation, the Company paid Mr. Defibaugh $3.0 million of the original purchase price in cash financed through borrowings under a bank line of credit, and issued a subordinated note payable for the remaining portion. The Company made a lump-sum payment of $1.5 million in April, 1992. The note is payable in annual installments of $393,674, commencing in 1992 through 2001 with interest at 9.25% due quarterly over a ten year period. Under the new financing agreement with the bank the Company is restricted from making principal and interest payments without prior approval. No interest payments have been made since October, 1994. As of December 31, 1995 and 1994 there was approximately $301,000 and $46,000 of interest included in accrued expenses. Interest expense for 1995, 1994 and 1993 was $255,000, $266,000 and $303,000,
respectively.

18.      Sale of Assets of the Manufacturing Operations

         On June 15, 1995 the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. In connection with the sale, the Company entered into a five year supply agreement to purchase inventory at prices competitive in the industry. The sale included the facility, inventory and equipment. As a result of the sale of these assets, the Company recorded a charge of $3.8 million.

         Sales from the manufacturing operations were approximately $1.2 million and $2.7 million for the twelve months ended December 31, 1995 and 1994, respectively. The net losses from normal operations for the corresponding periods were $478,000 and $1.1 million.

         The following table presents the unaudited pro forma results of the operations of the Company for the three and twelve months ended December 31, 1995 and 1994, as if the sale had occurred on January 1, 1994 and 1995, respectively, giving effect to certain pro forma adjustments. The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been had the sale occurred on the date, nor are they necessarily indicative of future results of the Company.


                                             Three Months Ended                          Twelve Months Ended
                                                December 31,                                 December 31,
                                                (Unaudited)                                  (Unaudited)
                                            1995              1994                       1995              1994
                                    -------------------------------------          ----------------------------------
Revenue                             $  3,319,686     $ 3,723,646                    $12,080,360         $14,361,353
Net (loss)                          $   (354,423)    $  (619,202)                   $  (726,858)        $  (334,239)
(Loss) per share                    $       (.16)    $      (.29)                   $      (.34)        $      (.15)

                                    PART III


Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated by reference to the Registrant's 1996 Proxy Statement.


Item 10. EXECUTION COMPENSATION

         The information required under this item is incorporated by reference to the Registrant's 1996 Proxy Statement.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated by reference to the Registrant's 1996 Proxy Statement.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated by reference to the Registrant's 1996 Proxy Statement.

                                     PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL
         STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K

(a)      Documents filed as part of this Report:

         1.  CONSOLIDATED FINANCIAL STATEMENTS:

             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 1995 and 1994

             Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

             Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993.

             Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

             Notes to Consolidated Financial Statements

         2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

                  Schedule II - Valuation and Qualifying Accounts

         All other schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K:

              None

(c)      Exhibits:

         3(i) Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K dated March 28, 1988, File No. 0-15414)

         3(ii) By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Form 10-K dated March 28, 1988, File No. 0-15414)

         4.1 Form of Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 Registration Statement dated June 24, 1986, File No. 33-4918)

         9.       Not applicable

         10.1 Incentive Stock Option Plan, as amended, of Aloette Cosmetics, Inc. (incorporated by reference to the 1994 Proxy Statement)

         10.2 Employee Stock Ownership Plan, as amended, of Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.3 Form of Franchise Agreement for the United States effective through June, 1993, as amended (incorporated by reference to Exhibit 10.3 to Form S-3 Registration Statement dated September 22, 1989, File No. 33-30544)

         10.4 Form of Franchise Agreement for Canada, effective through June, 1993, as amended (incorporated by reference to Exhibit
                  10.30 to Form S-3 Registration Statement dated June 24, 1986, File No. 33-4918)

         10.5 Form of Distributorship and License Agreement, with attached Exhibit A listing all such agreements (incorporated by reference to Exhibit 10.5 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.6 Employment Agreement, dated March 19, 1986, by and between Arlene Goldwaterand Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to Form S-1 Registration Statement dated June 24, 1986, File No. 33-4918)

         10.7 Form of Aloette Cosmetics, Inc. Consultant Agreement (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to Form S-1 Registration Statement dated June 24, 1986, File No. 33-4918)

         10.8 Form of Indemnification Agreement by and between Aloette Cosmetics, Inc. and Officers and Directors (incorporated by reference to Exhibit 10.30 to Form 10-K dated March 28, 1988, File No. 0-15414)
                                       18

         10.9 Deed to Secure Debt and Security Agreement with Assignment of Revenues dated February 12, 1987, by and between Aloette Realty, Inc. and York Federal Savings and Loan Association (incorporated by reference to Exhibit 10.31 to Form 10-K dated March 28, 1988, File No. 0-15414)

         10.10 Consulting Agreement dated February 15, 1990 between Superior Products Company, L.E. Mooney and Aloette Cosmetics. Inc., Aloette Cosmetics Inc. of Delaware (incorporated by reference to Exhibit 10.37 to Form 10-K dated March 27, 1990, File No. 0-15414)

         10.11 Director's Stock Warrant Plan (incorporated by reference to the 1993 Proxy Statement)

         10.12 Employment Agreement, dated April 1, 1993 by and between Patricia J. Defibaugh and Aloette Cosmetics, Inc (incorporated by reference to Exhibit 10.13 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.13 Severance Protection Agreement, dated April 1, 1993 by and between Patricia J. Defibaugh and Aloette Cosmetics, Inc (incorporated by reference to Exhibit 10.14 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.14 Share Purchase Agreement dated April 26, 1992 between John E. Defibaugh and Aloette Cosmetics, Inc. for the purchase of 777,881 shares of the Company's common stock (incorporated by reference to Exhibit 10.23 to Form 10-K dated March 28, 1992, File No. 0-15414)

         10.15    Subordinated Promissory Note dated April 26, 1992 between John
                  E. Defibaugh and Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K dated March 28, 1992, File No. 0-15414)

         10.16 Profit Sharing and Section 401(k) Salary Deferred Plan, as amended, of Aloette Cosmetics, Inc. and Superior Products Company dated February 5, 1992 (incorporated by reference to
                  Exhibit 10.17 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.17 Capital Lease Agreement dated October 26, 1993, between Aloette Cosmetics, Inc. and Amplicon Financial (incorporated by reference to Exhibit 10.21 of Form 10-KSB dated March 31, 1994, File No. 0-15414)

         10.18 Form of Multi-Unit Development Agreement for the United States (incorporated by reference to Exhibit 10.22 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.19 Form of Multi-Unit Development Agreement for Canada, with attached Exhibit B listing all such agreements (incorporated by reference to Exhibit 10.23 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.20 Form of Franchise Agreement for Canada, effective July, 1993, as amended (incorporated by reference to Exhibit 10.25 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.21 Asset purchase agreement by and between Aloette Cosmetics of Canada, Inc. and Aloette Cosmetiques De Quebec, Inc (incorporated by reference to Exhibit 10.24 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.22 Agreement of Sale dated March 22, 1995 to sell the Georgia warehouse by and between Aloette Cosmetics, Inc. and Harry W. Underwood, Jr. (incorporated by reference to Exhibit 10.24 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.23 Contract of Sale of the Manufacturing Operations (incorporated by reference to Form 8K dated June 16, 1995)

         10.24 Agreement of sale of assets of manufacturing operations (incorporated by reference to Form 8K dated June 16, 1995)

         10.25    Form of Franchise Agreement effective September 1995.

         10.26 Consulting Agreement dated November 14, 1995, by and between Aloette Cosmetics, Inc. and Subsidiaries and John E. Defibaugh.

         10.27 Loan Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries.

         10.28 Line of Credit Note dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries.

         10.29 Security Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries.

         10.30 Open-end Mortgage and Security Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc.

         11.      Statement re: computation of per share earnings

         12.      Not applicable

         13.      Not applicable

         16.      Not applicable

         18.      Not applicable

         19.      Not applicable

         21.      Subsidiaries of the Registrant

         22.      Not applicable

         23.      Consent of Coopers & Lybrand L.L.P., independent accountants

         24.      Not applicable

         27.      Not applicable

         28.      Not applicable

         99.      None

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES


                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS


          Column A                   Column B           Column C                           Column D                    Column E
          --------                   --------           --------                           --------                    --------
                                                       Additions
                                     Balance at       Charged to           Charged to      Other Change               Balance at
                                      Beginning        Costs and         Other Accounts    Add (Deduct)                  End
          Description                  of Year         Expenses            (Describe)     (Describe) (1)               of Year
-----------------------------------------------------------------------------------------------------------------------------------

    Allowance for doubtful
      accounts - product:
             1995                     $125,000        95,000                               (110,000)                   $110,000
             1994                       58,000       313,000                               (246,000)                    125,000
             1993                      198,000        95,000                               (235,000)                     58,000

    Allowance for doubtful
     accounts - franchise notes
     receivable:
             1995                      $15,000       367,000                               (112,000)                   $270,000
             1994                       15,000        26,000                                (26,000)                     15,000
             1993                       51,000        34,000                                (70,000)                     15,000

    Reserve for obsolete
      inventory:
             1995                     $638,000       364,000                               (325,000)                   $677,000
             1994                      353,000       345,000                                (60,000)                    638,000
             1993                      162,000       254,000                                (63,000)                    353,000


(1)      Uncollectible accounts or inventories written off.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALOETTE COSMETICS, INC.

/s/  Patricia J. Defibaugh            /s/ Jean M. Lewis
----------------------------         -----------------
     Patricia J. Defibaugh             Jean M. Lewis
     President and Chief
     Operating Officer                 Vice President of Finance (Principal
                                       Financial and Accounting Officer)

Date:     March  26, 1996                 Date:     March  26, 1996
--------------------------                -------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

         Signature                                 Title                        Date


/s/  Patricia J. Defibaugh                  Chairman and Director          March  26, 1996
----------------------------------------
     Patricia J. Defibaugh

/s/  Arlene Goldwater                       Vice President and             March  26 , 1996
----------------------------------------
     Arlene Goldwater                            Director


/s/  Robert B. Throm                             Director                  March  26, 1996
----------------------------------------
     Robert B. Throm


/s/  John E. Defibaugh                           Director                  March  26, 1996
----------------------------------------
     John E. Defibaugh


/s/  William Albertus, Sr.                       Director                  March  26, 1996
----------------------------------------
     William Albertus, Sr.


/s/  Mark J. DeNino                              Director                  March  26, 1996
----------------------------------------
     Mark J. DeNino


                                  EXHIBIT INDEX


                                                       PAGE NO. IN SEQUENTIAL
           EXHIBIT NO.                                    NUMBERING SYSTEM

            10.25

            10.26

            10.27

            10.28

            10.29

            10.30

            11

            21