Form 10QSB
period 1996-03-31
ALOETTE COSMETICS INC
filed 1996-05-15
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file number 0-15414

For the transition period from                   to
                                 ---------------    -------------


                             ALOETTE COSMETICS, INC.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                        23-2056003
- ----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1301 Wright's Lane East, West Chester, PA                       19380
- ------------------------------------------                    ----------
(Address of principal executive office)                       (Zip Code)

                                (610) - 692-0600
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, no par value - 2,157,253 shares as of May 10, 1996

                                      INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES



Part I.      FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1996                     1
           (unaudited) and December 31, 1995

           Consolidated Statements of Operations - Three                    2
           months ended March 31, 1996 and 1995 (unaudited)

           Consolidated Statements of Cash Flows -                          3
           Three months ended March 31, 1996 and 1995
           (unaudited)

           Notes to Consolidated Financial Statements -                     4
           March 31, 1996 (unaudited)

Item 2.  Management's Discussion and Analysis of                            6
           Financial Condition and Results of  Operations



Part II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                  8

Item 2.  Changes in Securities                                              8

Item 3.  Defaults Upon Senior Securities                                    8

Item 4.  Submission of Matters to a Vote of                                 8
             Security Holders

Item 5.  Other Information                                                  8

Item 6.  Exhibits and Reports on Form 8-K                                   8



SIGNATURES                                                                  9

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,           December 31,
                                                                                  1996                  1995
                                                                               ----------           -----------
                                                                               (Unaudited)
             ASSETS
Current assets:
  Cash and cash equivalents                                                   $  1,328,375            $ 1,024,114
  Accounts receivable, less allowance
    of $119,000 and $110,000, respectively                                       1,219,903              1,089,368
  Current portion of notes receivable,
     less allowance of $116,000 and $270,000,                                      309,809                316,657
         respectively
  Inventories                                                                    3,849,869              3,672,249
  Prepaid expenses and other current assets                                        596,071                588,665
  Deferred income taxes                                                            298,500                291,000
                                                                               ------------            -----------
         Total current assets                                                    7,602,527              6,982,053

Cost in excess of net assets acquired, net                                         487,888                500,398
Note receivable, less current portion                                              474,086                564,836
Property, plant and equipment, net                                               3,131,736              3,261,940
Other assets                                                                       623,347                514,280
Deferred income taxes                                                              370,000                370,000
                                                                               ------------            -----------
         Total assets                                                          $12,689,584            $12,193,507
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
         LIABILITIES
Current liabilities:
  Current maturities of long-term debt                                         $   836,602            $   902,361
  Accounts payable                                                                 615,399                539,008
  Accrued expenses                                                               1,215,550                881,834
  Accrued compensation and benefits                                                 37,222                 53,853
  Current portion, deferred franchise fee revenue                                  119,302                116,798
                                                                               ------------            -----------
         Total current liabilities                                               2,824,075              2,493,854

Deferred income taxes                                                              174,500                189,000
Long-term debt, less current maturities                                          1,968,371              1,968,371
Deferred franchise fee revenue, less
  current portion                                                                   58,705                 66,844
                                                                               ------------            -----------
         Total liabilities                                                       5,025,651              4,718,069

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of March 31, 1996 and December 31, 1995                            25,000                 25,000
Additional paid-in capital                                                       7,489,735              7,489,735
Unearned ESOP shares                                                              (142,500)              (142,500)
Cumulative currency translation adjustments                                     (1,037,367)            (1,066,118)
Retained earnings                                                               10,090,191              9,930,447
Less:  Common stock in treasury, at cost,
  805,881 shares                                                                (8,761,126)            (8,761,126)
                                                                               ------------           ------------
         Total shareholders' equity                                              7,663,933              7,475,438
                                                                               ------------           ------------
         Total liabilities and shareholders'  equity                           $12,689,584            $12,193,507
                                                                               ============           ============

          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended March 31,
                                                    ------------------------------------
                                                      1996                        1995
                                                    ----------                ----------
Revenues:
Net product sales                                   $2,392,127                $3,112,884
Revenue from franchise operations                      424,076                   437,640
Sales of franchises                                      5,265                    14,954
                                                    ----------                ----------
                                                     2,821,468                 3,565,478

Cost and expenses:
Cost of product sales                                1,435,121                 2,250,775
Selling, general and administrative                  1,142,497                 1,811,256
Loss on sale of assets of
   manufacturing operations                               --                   3,750,000
Sales of franchises                                     39,167                     --
                                                    ----------                ----------
                                                     2,616,785                 7,812,031
                                                    ----------                ----------
Operating income (loss)                                204,683                (4,246,553)
Other (expense), net                                   (59,939)                 (113,367)
                                                    ----------                ----------
Income (loss) before income taxes                      144,744                (4,359,920)
Benefit for income taxes                                15,000                     --
                                                    ----------                ----------
Net income (loss)                                   $  159,744               $(4,359,920)
                                                    ==========               ===========

- -----------------------------------------------------------------------------------------

Per share data:

Net income (loss)                                   $      .07               $  (   2.02)
                                                    ==========               ===========
Dividends                                               --                         --
                                                    ==========               ===========


Weighted average shares
   outstanding                                       2,157,253                 2,157,253
                                                    ==========               ===========



          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995
                                   (Unaudited)



                                                                                  1996                     1995
                                                                                --------                 -------
Cash flow from operating activities:

Net income (loss)                                                               $ 159,744             $(4,359,920)
Adjustments to reconcile net income (loss) to cash provided
   by (used in) operating activities:
          Depreciation & amortization                                             137,792                 203,585
          Provision for doubtful accounts and notes receivable                     21,133                  34,701
          Loss on sale of property, plant and equipment                            41,573                  10,997
          Franchise fee revenue                                                    (5,265)                (14,954)
          Loss on sale of manufacturing operations                                    --                3,750,000

Changes in operating assets and liabilities, net of effect
   from sale of assets:
          (Increase) decrease in receivables                                     (177,456)                283,863
          (Increase) decrease in inventories                                     (181,939)                139,240
          Decrease in prepaid and other current assets                             16,783                  57,302
          Increase (decrease) in accounts payable and accrued
              expenses                                                            278,962                (271,065)
                                                                                ----------             ----------
Net cash provided by (used in) operating activities                               291,327                (166,251)
                                                                                ----------             ----------


Cash flows from investing activities:
          Proceeds from sale of property, plant and equipment                        --                    13,432
          Proceeds of notes receivable, net                                        30,369                  47,594
          Purchase of property, plant and equipment                                  (613)                 (2,444)
          Decrease in other assets                                                 29,636                     --
                                                                                ----------             ----------
Net cash provided by investing activities                                          59,392                  58,582
                                                                                ----------             ----------


Cash flows from financing activities:
          Repayment of note payable, net                                             --                (1,233,000)
          Payment of long-term debt                                               (65,758)             (2,287,853)
                                                                                ----------             ----------
Net cash (used in) financing activities                                           (65,758)             (3,520,853)
                                                                                ----------             ----------


Effect of exchange rate changes on cash                                            19,300                  (5,023)
                                                                                ----------             ----------
Net increase (decrease) in cash and cash equivalents                              304,261              (3,633,545)
Cash and cash equivalents at beginning of year                                  1,024,114               3,962,195
                                                                                ----------             ----------
Cash and cash equivalents at end of period                                     $1,328,375              $  328,650
                                                                               ==========              ==========



          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

MARCH 31, 1996


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


2. Inventories

At March 31, 1996 and December 31, 1995, inventories consisted of the following:

                                         1996                     1995
                                      ----------              -----------
     Finished goods                   $2,611,751               $2,114,743
     Work in process                       7,865                    6,972
     Raw materials                     1,230,253                1,550,534
                                      ----------               ----------
                                      $3,849,869               $3,672,249
                                      ==========               ==========


3. Supplemental Cash Flow Information

Non cash investing and financing activities:

In March, 1996, the Company reacquired a franchise as satisfaction of a net notes receivable of approximately $160,000. There were no franchises sold, refinanced or repurchased in the first quarter of 1995.

During the first quarter of 1996, the Company utilized $53,000 of barter credits for inventory purchases compared to zero in 1995.

4. Sale of Assets of the Manufacturing Operations

         On June 15, 1995 the Company finalized the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. As a result of the sale of these assets, the Company recorded a charge of $3.75 million in the first quarter of 1995.

         Sales from the manufacturing operation were $738,000 for the three months ended March 31, 1995. The net loss from operations for the corresponding period, excluding the aforementioned $3.75 million charge, was $176,000.

5. Other Income (Expense)

         In the first quarter of 1996 an agreement of sale was signed for the sale of the 3,700 square foot office condominium located in Pennsylvania. The Company recorded a charge of approximately $42,000 to write down these assets to their fair market value.

6. Franchise Repurchase

         In March, 1996, the Company repurchased one of its Canadian franchises, which consists of three potential franchise territories as satisfaction of a net notes receivable of approximately $160,000. The franchise is being operated by the Company. For the period from its acquisition through March 31, 1996, the franchise's net product sales and net earnings did not significantly affect consolidated results from operations. In addition, the Company currently has a letter of intent to sell one of the franchise territories for approximately $110,000.

7. Subsequent Event

         In April, 1996, the Company reached an agreement with a director, shareholder and former officer to restructure the payment terms of a Subordinated Note held by such person. The new terms provide for interest to accrue on the unpaid principal balance at the rate of 7.0%, with an initial payment of $200,000 and monthly principal payments of $50,000 beginning May 15, 1996. Interest payments will be deferred until all principal has been paid in full. Upon repayment of principal, monthly payments of $50,000 will continue until all accrued interest is paid in full.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ASSETS:

         Cash and cash equivalents increased approximately $300,000 to $1.3 million at March 31, 1996 from approximately $1.0 million at December 31, 1995, primarily due to the Company's improved cash flows from operations. Inventories continue to be one of the Companies largest segment of total assets comprising 30%, or $3.8 million of total assets at March 31, 1996. Property, plant and equipment were $3.1 million, or 25%, of total assets. Notes receivable decreased and other assets increased primarily as a result of the franchise repurchase.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         Current maturities of long term debt decreased over $60,000 in the first quarter of 1996. Debt still represents the largest portion of liabilities totaling $2.8 million, or 56% of total liabilities. As of March 31, 1996, accrued interest on the Subordinated Note was approximately $349,000, or 7% of total liabilities. In April, 1996, a new agreement was reached between the Company and the holder of the Subordinated Note, see "Notes to Financial Statements, Note 7." Pursuant to the new terms, an initial payment of $200,000 and monthly principal payments of $50,000 will begin May 15, 1996. Interest will accrue at a rate of 7.0% on the outstanding principal balance.


 RESULTS OF OPERATIONS:

Net Income

         The Company reported net income of approximately $160,000, or $.07 per share, for the first quarter of 1996 compared to a net loss of $4.4 million, or $2.02 per share for the first quarter of 1995. Operating income for the first quarter of 1996 was $205,000, compared to an operating loss of $4.2 million for the first quarter of 1995. The quarterly increase in operating income of $700,000, exclusive of the $3.75 million charge associated with the sale of the assets of the manufacturing operations is primarily a result of operating losses incurred by the manufacturing operations, in the first quarter of 1995 and lower expenses at the Company's remaining subsidiaries.

Revenues

         For the current quarter, total revenues decreased approximately $750,000, or 21% to $2.8 million from $3.6 million in the first quarter of 1995, primarily as a result of the loss of sales attributable to the manufacturing operations. While net product sales at the Company's domestic subsidiary remained relatively flat, net product sales attributable to the Company's Canadian subsidiary increased $57,000, or 6%. Sales to the Company's international distributors declined $30,000, or 50%. Similarly, the lower retail sales by the international distributors contributed substantially to a 5% decline in worldwide retail sales -- sales by franchises to their customers -- to total retail sales of $9.1 million in the first quarter of 1996. Although there can be no assurances that sales will increase, the Company expects that retail sales in North America will increase slightly in the latter part of the year as a result of additional sales of franchises, new incentive programs to Beauty Consultants, and a continued focus on guidance to franchisees.

Cost of Product Sales

         Cost of product sales as a percentage of net product sales decreased to 60% for the first quarter of 1996 from 72% for the first quarter of 1995. The decrease was primarily a result of the elimination of the negative impact by overhead costs at the Company's manufacturing operations as a result of its sale and improved margins as a result of negotiated discounts with certain suppliers and increased controls in purchasing. Although no assurances can be given, management expects this percentage to remain relatively constant throughout 1996.

Expenses

         Total selling, general and administrative expenses decreased approximately $670,000 to $1.1 million for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 resulting from the continued success of the cost reduction initiatives implemented in prior periods, the elimination of expenses at the manufacturing operations, and the non-reoccurrence of several one time charges incurred against earnings in 1995. The cost reduction initiatives included more efficient staff levels, consolidation of facilities, and limited use of consultants. Management will continue to evaluate additional areas for expense reductions.

Other Income (Expense)

         The decrease in other expenses is due primarily to the reduction in interest expense in the first quarter of 1996 as a result of the Company's reduced outstanding debt balance. In the first quarter of 1996, the Company entered into an agreement of sale for its office condominiums in Pennsylvania. The Company recorded a charge of approximately $42,000 to write down these assets to their fair market value.

Income Taxes

         The Company recorded a $15,000 benefit for income taxes for the three months ended March 31, 1996. For the same period in 1995 the Company did not realize any potential tax benefit.


LIQUIDITY AND CAPITAL RESOURCES:

         At March 31, 1996, the Company held over $1.3 million in cash and cash equivalents and had no outstanding borrowings under its $1.0 million line of credit. Under its current financing arrangements, the Company is subject to certain restrictions and covenants including maintaining certain balances in cash and cash equivalents and certain restrictions on the payment of dividends and subordinated debt. Working capital increased approximately $400,000 to $4.9 million as of March 31, 1996.

         Management believes that its working capital, current financing alternatives, and available line of credit will be sufficient to cover normal and expected cash flow needs, including planned capital spending, for at least the next two years.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 11 - Schedule of Computation of Per Share Earnings

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               ALOETTE COSMETICS, INC.
                                               (Registrant)



Date:    May 14, 1996                           /s/ Patricia J. Defibaugh
                                                -----------------------------
                                                Patricia J. Defibaugh,
                                                Chairman of the Board
                                                Chief Operating Officer


Date:    May 14, 1996                           /s/ Jean M. Lewis
                                                -----------------------------
                                                Jean M. Lewis,
                                                Vice President of Finance
                                                (Principal Financial Officer)