Form 10QSB
period 1996-06-30
ALOETTE COSMETICS INC
filed 1996-08-14
CIK 792160

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15414

For the transition period from______to ______


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

- - --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_   No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value - 2,157,253 shares as of August 13, 1996.

                                      INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES



Part I.      FINANCIAL INFORMATION                                         PAGE
                                                                           ----

Item 1.  Financial Statements

           Consolidated Balance Sheets - June 30, 1996                       1
           (unaudited) and December 31,1995

           Consolidated Statements of Income - Three and six                 2
           months ended June 30, 1996 and 1995 (unaudited)

           Consolidated Statements of Cash Flows -                           3
           six months ended June 30, 1996 and 1995
           (unaudited)

           Notes to Consolidated Financial Statements -                      4
           June 30, 1996

Item 2.  Management's Discussion and Analysis of                             6
           Financial Condition and Results of Operations


Part II.      OTHER INFORMATION

Item 1.  Legal Proceedings                                                   8

Item 2.  Changes in Securities                                               8

Item 3.  Defaults Upon Senior Securities                                     8

Item 4.  Submission of Matters to a Vote of                                  8
           Security Holders

Item 5.  Other Information                                                   8

Item 6.  Exhibits and Reports on Form 8-K                                    8


SIGNATURES                                                                   9

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein include statements with respect to (i) the eventual sale of one of the Company's repurchased Canadian franchise territories and (ii) an expected slight increase in North American retail sales. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,              December 31,
                                                                1996                    1995
                                                             -----------            ------------
                                                             (Unaudited)
         ASSETS
         ------
Current assets:
  Cash and cash equivalents                                  $ 2,033,090             $ 1,024,114
  Accounts receivable, less allowance
    of $164,000 and $110,000, respectively                       970,774               1,089,368
  Current portion of notes receivable,
     less allowance of $135,000 and $270,000,                    324,284                 316,657
     respectively
  Inventories                                                  3,423,601               3,672,249
  Prepaid expenses and other current assets                      526,519                 588,665
  Deferred income taxes                                          292,100                 291,000
                                                             -----------             -----------
       Total current assets                                    7,570,368               6,982,053

Cost in excess of net assets acquired, net                       475,378                 500,398
Notes receivable, less current portion                           545,710                 564,836
Property, plant and equipment, net                             2,888,454               3,261,940
Other assets                                                     460,424                 514,280
Deferred income taxes                                            370,000                 370,000
                                                             -----------             -----------
       Total assets                                          $12,310,334             $12,193,507
                                                             ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
       LIABILITIES
Current liabilities:
  Current maturities of long-term debt                        $  630,561              $  902,361
  Accounts payable                                               315,703                 539,008
  Accrued expenses                                               772,123                 881,834
  Accrued compensation and benefits                               75,009                  53,853
  Current portion, deferred franchise fee revenue                123,743                 116,798
                                                             -----------             -----------
       Total current liabilities                               1,917,139               2,493,854

Deferred interest                                                393,888                   --
Deferred income taxes                                            184,403                 189,000
Long-term debt, less current maturities                        1,855,720               1,968,371
Deferred franchise fee revenue, less current portion              88,287                  66,844
                                                             -----------             -----------
       Total liabilities                                       4,439,437               4,718,069
                                                             -----------             -----------
            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of June 30, 1996 and December 31, 1995           25,000                  25,000
Additional paid-in capital                                     7,489,735               7,489,735
Unearned ESOP shares                                            (142,500)               (142,500)
Cumulative currency translation adjustments                   (1,122,687)             (1,066,118)
Retained earnings                                             10,382,475               9,930,447
Less:  Common stock in treasury, at cost,
  805,881 shares                                              (8,761,126)             (8,761,126)
                                                             -----------             -----------
       Total shareholders' equity                              7,870,897               7,475,438
                                                             -----------             -----------
       Total liabilities and shareholders' equity            $12,310,334             $12,193,507
                                                             ===========             ===========


          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended June 30,              Six Months Ended June 30,
                                               1996                  1995                1996                 1995
                                              ------                ------              ------               ------
Revenues:
Net product sales                            $2,663,878           $2,988,304           $5,056,005          $6,101,188
Revenue from franchise operations               472,359              483,029              896,435             920,669
Sales of franchises                              34,284               20,352               39,549              35,305
                                             ----------           ----------           ----------          ----------
                                              3,170,521            3,491,685            5,991,989           7,057,162
                                             ----------           ----------           ----------          ----------

Cost and expenses:
Cost of product sales                         1,625,721            2,183,018            3,060,843           4,433,793
Selling, general and administrative           1,085,694            1,593,597            2,228,191           3,404,843
Loss on sale of manufacturing
     operations                                   -                   50,000                -               3,800,000
Sales of franchises                              71,719               10,647              110,886               9,066
                                             ----------           ----------           ----------          ----------
                                              2,783,134            3,837,262            5,399,920          11,647,702
                                             ----------           ----------           ----------          ----------

Operating income (loss)                         387,387             (345,577)             592,069          (4,590,540)
Other income (expense), net                        (103)             (69,434)             (60,041)           (184,390)
                                             ----------           ----------           ----------          ----------
Income (loss) before income taxes               387,284             (415,011)             532,028          (4,774,930)
Provision for income taxes                       95,000                -                   80,000               -
                                             ----------           ----------           ----------          ----------
Net income (loss)                            $  292,284           $ (415,011)          $  452,028         $(4,774,930)
                                             ==========           ==========           ==========         ===========

- - ----------------------------------------------------------------------------------------------------------------------------------
Per share data:

Net income (loss)                            $     0.14           $    (0.19)          $     0.21         $     (2.21)
                                             ==========           ==========           ==========         ===========
Dividends                                        -                    -                    -                    -
                                             ==========           ==========           ==========         ===========
Weighted average shares outstanding           2,157,253            2,157,253            2,157,253           2,157,253
                                             ==========           ==========           ==========         ===========

- - ----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1996 and 1995
                                   (Unaudited)


                                                                              1996                    1995
                                                                             ------                  -------
Cash flows from operating activities:
Net income (loss)                                                           $  452,028            $(4,774,930)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
   Depreciation & amortization                                                 265,183                357,079
   Provision for doubtful accounts and notes receivable                         47,036                233,173
   Loss (gain) on sale of plant, property and equipment                         43,085                (32,440)
   Franchise fee revenue                                                       (19,549)               (25,306)
   Loss on sale of manufacturing operations                                        -                3,800,000
   Deferred interest                                                            92,892                   -
   Other                                                                         3,802                   -
Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                           24,436               (223,245)
   Decrease in inventories                                                     240,450                710,248
   Decrease in prepaid and other current assets                                  6,476                103,813
   (Decrease) in accounts payable and accrued expenses                         (84,818)              (189,333)
                                                                            ----------             ----------
Net cash provided by (used in) operating activities                          1,071,021                (40,941)
                                                                            ----------             ----------

Cash flows from investing activities:
   Proceeds from sale of manufacturing operations                                -                  2,097,210
   Proceeds from repayment of franchise notes                                  129,278                 96,275
   Purchase of property, plant and equipment                                   (36,044)                (7,681)
   Proceeds from sale of plant, property and equipment, net                    186,488                281,262
   Decrease in other assets                                                     36,883                  4,809
                                                                            ----------             ----------
Net cash provided by investing activities                                      316,605              2,471,875
                                                                            ----------             ----------

Cash flows from financing activities:
   Repayment of note payable, net                                                -                 (3,233,000)
   Payments of long-term debt                                                 (388,255)            (2,536,413)
                                                                            ----------             ----------
Net cash (used in) financing activities                                       (388,255)            (5,769,413)
                                                                            ----------             ----------
Effect of exchange rate on cash                                                  9,605                (11,404)
                                                                            ----------             ----------

Net increase (decrease) in cash and cash equivalents                         1,008,976             (3,349,883)

Cash and cash equivalents at beginning of year                               1,024,114              3,962,195
                                                                            ----------             ----------

Cash and cash equivalents at end of period                                  $2,033,090             $  612,312
                                                                            ==========             ==========


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

JUNE 30, 1996


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


2.       Inventories

         At June 30, 1996 and December 31, 1995, inventories consisted of the following:

                                         1996                     1995
                                     ----------               -----------

    Finished goods                    $2,374,908               $2,114,743
    Work in process                       18,319                    6,972
    Raw materials                      1,030,374                1,550,534
                                      ----------               ----------
                                      $3,423,601               $3,672,249
                                      ==========               ==========


3.       Supplemental Cash Flow Information

         Noncash investing and financing activities:

         During the first six months of 1996, the Company reacquired a franchise as satisfaction of a net note receivable of approximately $160,000. In addition, six franchises were sold or refinanced for notes receivable of approximately $280,000. No franchises were sold or refinanced during the first six months of 1995.

         During the second quarter, the Company reclassified approximately $300,000 of interest accrued as of December 31, 1995 as deferred interest in accordance with the Subordinated Note (see Note 7).

         During the first six months of 1996, the Company utilized $72,000 of barter credits, which are included in other assets, for inventory purchases compared to zero for the same period in 1995.

4.       Sale of Assets of Manufacturing Operations

         On June 15, 1995, the Company finalized the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. As a result of the sale of these assets, the Company recorded a charge of $3.8 million in the first half of 1995.

         Sales from the manufacturing operation were $1.2 million for the six months ended June 30, 1995. The net loss from operations for the corresponding period, excluding the aforementioned $3.8 million charge, was $478,000.

5.       Other  Income (Expense)

         In June 1996, the Company finalized the sale of its office condominiums for $200,000, which resulted in the Company recording a charge of approximately $43,000.

6.       Franchise Repurchase

         In March 1996, the Company repurchased one of its Canadian franchises, consisting of three potential franchise territories, as satisfaction of a net note receivable of approximately $160,000. One franchise territory is being operated by the Company; one territory was resold for note receivable and cash of approximately $110,000, and the Company expects that the third territory will eventually be sold. For the period from its acquisition through June 30, 1996, the Company operated franchise's net product sales and net earnings did not significantly affect consolidated results from operations.

7.       Notes Payable

         In April 1996, the Company reached an agreement with a director, shareholder and former officer to restructure the payment terms of a Subordinated Note held by such person. The new terms provide for interest to accrue on the unpaid principal balance at the rate of 7%, with an initial payment of $200,000 and monthly principal payments of $50,000 which began in May, 1996. Interest payments will be deferred until all principal has been paid in full. Upon repayment of principal, monthly payments of $50,000 will continue until all deferred interest has been paid in full. Due to the deferral of interest, the effective annual interest rate, based on the agreed upon terms without any consideration for prepayments of principal or interest, is estimated to be approximately 5%.

ITEM 2:
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

ASSETS:

         Cash and cash equivalents increased to approximately $2.0 million at June 30, 1996, from approximately $1.0 million at December 31, 1995, primarily due to the Company's improved cash flows from operations. Inventory continues to be the Company's largest segment of total assets comprising 28%, or $3.4 million, of total assets at June 30, 1996. Property, plant and equipment were $2.9 million, or 24% of total assets. The decrease in property, plant and equipment is primarily due to the sale of the office condominium located in Pennsylvania. Other assets continue to decrease through 1996 as barter credits are utilized.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         Current maturities of long term debt decreased approximately $270,000 in the first six months of 1996. Debt still represents the largest portion of liabilities totaling $2.5 million, or 56% of total liabilities. As of June 30, 1996, deferred interest on the Subordinated Note was approximately $400,000, or 9% of total liabilities. In April 1996, a new agreement restructuring the terms of the Subordinated Note was reached between the Company and the holder of the Subordinated Note, see "Notes to Financial Statements, Note 7." Pursuant to such restructured terms, the Company made an initial payment of $200,000 in May 1996 and monthly principal payments of $50,000 commenced May 15, 1996. Interest will accrue at a rate of 7% on the outstanding principal balance.

RESULTS OF OPERATIONS:

Net Income

         The Company reported net income of approximately $452,000 or $0.21 per share for the first six months of 1996, compared to a net loss of approximately $4.8 million, or $2.21 per share for the corresponding period of 1995. For the second quarter of 1996, the Company reported net income of $292,000, or $.14 per share, versus a net loss of $415,000, or $.19 per share, for the same period in 1995. The increase in net income of $707,000 was largely attributable to improved product margins and lower administrative expenses, combined with the elimination of losses incurred by the manufacturing operations prior to its sale in June, 1995.

         Operating income for the six months ended June 30, 1996 of approximately $600,000 represents an increase of $1.4 million, exclusive of the $3.8 million charge associated with the sale of the assets of the manufacturing operations. The increase was a result of the aforementioned manufacturing losses and improvements in operations.

Revenues

         Total revenues increased 2% to approximately $6.0 million for the six months ended June 30, 1996 compared to approximately $5.8 million for the same period in 1995, exclusive of the 1995 sales generated by the manufacturing operations totaling $1.2 million. Similarly, net product sales for the same period increased 3% to approximately $5 million, excluding the sales at the manufacturing operations in 1995.

         For the quarter ended June 30, 1996, net product sales were $2.7 million compared to $3.0 million in the second quarter of 1995. Exclusive of the sales at the manufacturing operations in 1995, net product sales increased 5%. As in the first quarter of 1996, wholesale sales at the Company's domestic subsidiary remained relatively flat, sales at the Canadian subsidiary increased slightly and sales to the Company's international distributors continued to decline.

         Reduced sales of the international markets contributed significantly to a 6% decline in worldwide retail sales -- sales by franchises to their customers -- to $19.2 million in the first six months of 1996. Although there can be no assurance that sales will increase, the Company expects that retail sales in North America will increase slightly in the latter part of the year as a result of additional sales of franchises, new incentive programs for Beauty Consultants, and a continued focus on guidance to franchises.

Cost of Product Sales

         Cost of product sales as a percentage of net product sales decreased to 61% for the six months ended June 30, 1996 from 73% during the first half of 1995. This decrease was primarily a result of the elimination of the overhead costs of the Company's manufacturing operations. The Company also negotiated discounts with certain suppliers and increased controls in purchasing which resulted in improved margins. Although no assurances can be given, management expects this percentage to remain relatively constant throughout 1996.

Expenses

         Year-to-date selling, general and administrative expenses were $2.2 million and $3.4 million in 1996 and 1995, respectively; a decrease of $1.2 million, or 35%. Total quarterly selling, general and administrative expenses for the second quarter of 1996 decreased approximately $500,000, or 33%, to $1.1 million from $1.6 million in the second quarter of 1995. These decreases resulted from the continued success of the cost reduction initiatives implemented in prior periods, the elimination of expenses at the manufacturing operation, and the non-recurrence of several one time charges incurred against earnings in 1995. The cost reduction initiatives included more efficient staff levels, consolidation of facilities, and limited use of consultants. Although management will continue to evaluate additional areas for expense reductions, these expenses are expected to be relatively flat for the the third and fourth quarters of 1996 on a comparative basis with the same periods in 1995.

Other  Income (Expense)

         The decrease in other expenses is due primarily to the reduction in interest expense in the first half of 1996 as a result of the Company's reduced outstanding debt balance. In June 1996, the Company sold its office condominiums for $200,000, which resulted in the Company recording a charge of $43,000. During the second quarter of 1995, a $43,000 gain was recorded as a result of the sale of the Georgia facility.

Income Taxes

         The Company recorded a $80,000 provision for income taxes for the first six months ended June 30, 1996. For the same period in 1995 the Company did not recognize any potential tax benefit or provision.


LIQUIDITY AND CAPITAL RESOURCES:

         At June 30, 1996, the Company had approximately $2.0 million in cash and cash equivalents and had no outstanding borrowings under its $1.0 million line of credit. Under its current financing arrangements, the Company is subject to certain restrictions and covenants including maintaining certain balances in cash and cash equivalents and certain restrictions on the payment of dividends and any subordinated debt. As of the date hereof, the Company is in compliance with all such restrictions and covenants. Working capital increased approximately $1.2 million to $5.7 million as of June 30, 1996.

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

     None

Item 3.  Defaults upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On May 28, 1996, the Company held its Annual Meeting of Shareholders. As of the record date for such Annual Meeting, there were 2,157,253 shares of Common Stock outstanding and eligible to vote.

     (b) Not Applicable.

     (c) (i) Election of Directors
                                                                Absentions &
             Name of Nominee      Votes For    Votes Withheld   Broker Non-Votes
             ---------------      ---------    --------------   ----------------
            John E. Defibaugh    1,909,649        33,396            --

        (ii) Ratification of Cooper & Lybrand L.L.P. as the Company's Independent Auditor

                   For       1,939,740
                   Against       2,000
                   Abstain       1,305



Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 11 Schedule of Computation of Per Share Earnings

         Exhibit 27 Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ALOETTE COSMETICS, INC.
                                           -----------------------
                                                 (Registrant)



Date:    August 14, 1996                 /s/ Patricia J. Defibaugh
         ------------------------     ----------------------------
                                              Patricia J. Defibaugh
                                              Chairman of the Board
                                              Chief Operating Officer



Date:    August 14, 1996                 /s/ Jean M. Lewis
         ------------------------     --------------------
                                              Jean M. Lewis,
                                              Vice President of Finance
                                              (Principal Financial Officer)

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                                   EXHIBIT 11

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                for the six months ending June 30, 1996 and 1995




                                                                                   Six Months
                                                                                  Ended June 30,
                                                                           1996                        1995
                                                                          ------                      ------
Net income (loss)                                                       $   452,028                  $(4,774,930)

Weighted average number of common shares outstanding
     during the year                                                      2,157,253                    2,157,253

Net income (loss) per common share                                            $ .21                      $ (2.21)

                         PRIMARY (1)

Net income (loss)                                                       $   452,028                  $(4,774,930)

Weighted average number of common shares outstanding
   during the year                                                        2,157,253                    2,157,253

Net income (loss) per common share                                            $ .21                      $ (2.21)

                      FULLY DILUTED (1)

Net income (loss)                                                       $   452,028                 $ (4,774,930)

Weighted average number of common shares outstanding
   during the year                                                        2,157,253                    2,157,253

Net income (loss) per common share                                            $ .21                      $ (2.21)


(1) This calculation is submitted in accordance with the regulations of the Securities and Exchange Commission although not required by APB Opinion No. 15 because it results in dilution of less than 3%.