Form 10QSB
period 1996-09-30
ALOETTE COSMETICS INC
filed 1996-11-12
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file number 0-15414

For the transition period from              to
                               ------------    ----------------


                             ALOETTE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                              23-2056003
       -------------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1301 Wright's Lane East, West Chester, PA                           19380
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

Yes    X       No           .
    ---------     ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value - 2,157,253 shares as of November 7, 1996.

                                      INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

Part I.      FINANCIAL INFORMATION                                   PAGE
----------------------------------                                   ----
Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 1996             1
           (unaudited) and December 31, 1995

           Consolidated Statements of Income -three and nine            2
           months ended September 30, 1996 and 1995
           (unaudited)

           Consolidated Statements of Cash Flows -                      3
           nine months ended September 30, 1996 and 1995
           (unaudited)

           Notes to Consolidated Financial Statements -                 4
           September 30, 1996

Item 2.  Management's Discussion and Analysis of                        6
         Financial Condition and Results of Operations

Part II.      OTHER INFORMATION
-------

Item 1.  Legal Proceedings                                              8

Item 2.  Changes in Securities                                          8

Item 3.  Defaults Upon Senior Securities                                8

Item 4.  Submission of Matters to a Vote of                             8
         Security Holders

Item 5.  Other Information                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                              9
----------

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein include statements with respect to (i) the eventual sale of one of the Company's repurchased Canadian franchise territories and (ii) relatively flat fourth quarter retail sales in North America. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,    December 31,
                                                              1996              1995
         ASSETS                                            -------------    ------------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents ............................   $  2,812,678    $  1,024,114
  Accounts receivable, less allowance
    of $163,000 and $110,000, respectively .............        946,047       1,089,368
  Current portion of notes receivable,
     less allowance of $126,000 and $270,000, ..........        212,155         316,657
         respectively
  Inventories ..........................................      3,004,696       3,672,249
  Prepaid expenses and other current assets ............        701,543         588,665
  Deferred income taxes ................................        278,000         291,000
                                                           ------------    ------------

         Total current assets ..........................      7,955,119       6,982,053

Cost in excess of net assets acquired, net .............        462,868         500,398
Notes receivable, less current portion .................        484,761         564,836
Property, plant and equipment, net .....................      2,809,413       3,261,940
Other assets ...........................................        420,390         514,280
Deferred income taxes ..................................        370,000         370,000
                                                           ------------    ------------
         Total assets ..................................   $ 12,502,551    $ 12,193,507
                                                           ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY
                 LIABILITIES

Current liabilities:
  Current maturities of long-term debt .................   $    603,804    $    902,361
  Accounts payable .....................................        304,865         539,008
  Accrued expenses .....................................        751,853         881,834
  Accrued compensation and benefits ....................        205,504          53,853
  Current portion, deferred franchise fee revenue ......         86,681         116,798
                                                           ------------    ------------
         Total current liabilities .....................      1,952,707       2,493,854



Deferred interest ......................................        435,377            --
Deferred income taxes ..................................        194,691         189,000
Long-term debt, less current maturities ................      1,705,720       1,968,371
Deferred franchise fee revenue, less current portion ...         80,767          66,844
                                                           ------------    ------------
         Total liabilities .............................      4,369,262       4,718,069
                                                           ------------    ------------

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of Sept. 30, 1996 and December 31, 1995         25,000          25,000
Additional paid-in capital .............................      7,489,735       7,489,735
Unearned ESOP shares ...................................       (142,500)       (142,500)
Cumulative currency translation adjustments ............     (1,068,983)     (1,066,118)
Retained earnings ......................................     10,591,163       9,930,447
Less:  Common stock in treasury, at cost,
  805,881 shares .......................................     (8,761,126)     (8,761,126)
                                                           ------------    ------------
         Total shareholders' equity ....................      8,133,289       7,475,438
                                                           ------------    ------------
         Total liabilities and shareholders' equity.....   $ 12,502,551    $ 12,193,507
                                                           ============    ============





          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended September 30,         Nine Months Ended September 30,
                                                  1996                 1995                1996                 1995
                                               ----------          -----------          ----------           ----------
Revenues:
Net product sales                              $2,311,725           $2,451,155          $7,367,730           $8,552,344
Revenue from franchise operations                 386,001              429,295           1,282,436            1,349,964
Sales of franchises                                 4,047                6,667              43,596               41,972
                                               ----------           ----------          ----------          -----------
                                                2,701,773            2,887,117           8,693,762            9,944,280
                                               ----------           ----------          ----------          -----------

Cost and expenses:
Cost of product sales                           1,391,566            1,603,419           4,452,409            6,037,212
Selling, general and administrative             1,087,092            1,185,200           3,315,283            4,590,043
Loss on sale of manufacturing
     operations                                     -                    -                   -                3,800,000
Sales of franchises                                22,137               14,982             133,023               24,048
                                               ----------           ----------          ----------          -----------
                                                2,500,795            2,803,601           7,900,715           14,451,303
                                               ----------           ----------          ----------          -----------

Operating income (loss)                           200,978               83,516             793,047           (4,507,023)
Other income (expense), net                        61,710              (59,423)              1,669             (243,814)
                                               ----------           ----------          ----------          -----------
Income (loss) before income taxes                 262,688               24,093             794,716           (4,750,837)
Provision for income taxes                         54,000                -                 134,000                -
                                               ----------           ----------          ----------          -----------

Net income (loss)                              $  208,688           $   24,093          $  660,716          $(4,750,837)
                                               ==========           ==========          ==========          ===========

----------------------------------------------------------------------------------------------------------------------------------


Per share data:

Net income (loss)                              $      .10           $      .01          $      .31            $    (2.20)
                                               ==========           ==========          ==========            ==========

Dividends                                      $    -               $    -              $    -                $    -
                                               ==========           ==========          ==========            ==========

 Weighted average shares outstanding            2,157,253            2,157,253           2,157,253             2,157,253
                                               ==========           ==========          ==========            ==========

----------------------------------------------------------------------------------------------------------------------------------













          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                      1996           1995
                                                                  -----------    -----------
Cash flows from operating activities:

Net income (loss)                                                 $   660,716    $(4,750,837)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Depreciation & amortization                                        408,757        482,033
   Provision for doubtful accounts and notes receivable               102,913        314,616
   Loss (gain) on sale of plant, property and equipment                43,085        (32,440)
   Franchise fee revenue                                              (23,596)       (31,972)
   Loss on sale of manufacturing operations                              --        3,800,000
   Deferred interest                                                  134,380           --
   Other                                                                4,741          4,807
Changes in operating assets and liabilities:
   Decrease in receivables                                             23,360        272,003
   Decrease in inventories                                            660,978        659,656
   (Increase) in prepaid and other current assets                    (114,197)       (55,424)
   Increase (decrease) in accounts payable and accrued expenses        59,511       (543,798)
                                                                  -----------    -----------
Net cash provided by operating activities                           1,960,648        118,644
                                                                  -----------    -----------
Cash flows from investing activities:
   Proceeds from sale of manufacturing operations                        --        2,097,210
   Proceeds from repayment of franchise notes                         156,460        213,844
   Purchase of property, plant and equipment                          (42,993)       (21,884)
   Proceeds from sale of plant, property and equipment, net           186,488        281,262
   Decrease (increase) in other assets                                 33,127        (16,496)
                                                                  -----------    -----------
Net cash provided by investing activities                             333,082      2,553,936
                                                                  -----------    -----------

Cash flows from financing activities:
   Repayment of note payable, net                                        --       (3,533,000)
   Payments of long-term debt                                        (565,012)    (2,569,293)
                                                                  -----------    -----------
Net cash (used in) financing activities                              (565,012)    (6,102,293)
                                                                  -----------    -----------

Effect of exchange rate on cash                                        59,846        (21,938)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                1,788,564     (3,451,651)

Cash and cash equivalents at beginning of year                      1,024,114      3,962,195
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 2,812,678    $   510,544
                                                                  ===========    ===========











          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996


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


2.       Inventories

         At September 30, 1996 and December 31, 1995, inventories consisted of the following:

                                                    1996                 1995
                                                 ----------           ----------

                   Finished goods                $2,041,479           $2,114,743
                   Work in process                    7,190                6,972
                   Raw materials                    956,027            1,550,534
                                                 ----------           ----------
                                                 $3,004,696           $3,672,249
                                                 ==========           ==========


3.       Supplemental Cash Flow Information

         Noncash investing and financing activities:

         During the first nine months ended September 30, 1996, the Company reacquired a franchise in satisfaction of a net note receivable in the amount of approximately $160,000. In addition, seven (7) franchises were sold or refinanced for notes receivable of approximately $364,000 in 1996, compared to four (4) new franchises for notes receivable of $75,000 during the first nine months of 1995.

         During the second quarter, the Company reclassified approximately $300,000 of interest accrued as of December 31, 1995 as deferred interest in accordance with the Subordinated Note (see Note 6).

         During the first nine months of 1996, the Company utilized $93,000 of barter credits, which are included in other assets, for inventory purchases compared to zero for the same period in 1995.

4.       Sale of Assets of Manufacturing Operations

         On June 15, 1995, the Company finalized the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. As a result of the sale of these assets, the Company recorded a charge of $3.8 million during the first nine months of 1995.

         Sales from the manufacturing operation were $1.2 million for the nine months ended September 30, 1995. The net loss from operations for the corresponding period, excluding the aforementioned $3.8 million charge, was $478,000.

5.       Franchise Repurchase

         In March 1996, the Company repurchased one of its Canadian franchises, consisting of three potential franchise territories, as satisfaction of a net note receivable of approximately $160,000. One franchise territory is being operated by the Company; one territory was resold for a note receivable and cash of approximately $110,000; and the Company expects that the third territory will eventually be sold. For the period from its acquisition through September 30, 1996, the Company operated franchise's net product sales and net earnings did not significantly affect consolidated results from operations.

6.       Notes Payable

         In April 1996, the Company reached an agreement with a director, shareholder and former officer to restructure the payment terms of a Subordinated Note held by such person. The new terms provide for interest to accrue on the unpaid principal balance at the rate of 7%, with an initial payment of $200,000 and monthly principal payments of $50,000 which began in May, 1996. Interest payments will be deferred until all principal has been paid in full. Upon repayment of principal, monthly payments of $50,000 will continue until all deferred interest has been paid in full. Due to the deferral of interest, the effective annual interest rate based on the agreed upon terms without any consideration for prepayments of principal or interest, is estimated to be approximately 5%.

ITEM 2:
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

ASSETS:

         Cash and cash equivalents increased to approximately $2.8 million at September 30, 1996, from approximately $1.0 million at December 31, 1995, primarily due to the Company's improved cash flows from operations and reductions in inventories.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         Current maturities of long term debt decreased approximately $300,000 in the first nine months of 1996, primarily as a result of a new agreement reached in April 1996 restructuring the terms of a Subordinated Note, in the principal amount of approximately $2.8 million, (the "Subordinated Note"), See "Notes to Financial Statements, Note 6." Pursuant to such restructured terms, the Company made an initial payment of $200,000 in May 1996 and monthly principal payments of $50,000 commencing May 15, 1996. Interest will accrue at a rate of 7% per annum on the outstanding principal balance. As of September 30, 1996, deferred interest on the Subordinated Note was approximately $435,000, or 10% of total liabilities.

RESULTS OF OPERATIONS:

Net Income

         The Company reported net income of approximately $661,000, or $.31 per share, for the first nine months of 1996 compared to a net loss of approximately $4.8 million, or $2.20 per share, for the corresponding period of 1995. The increase in net income was largely attributable to improved product margins and lower administrative expenses, combined with the elimination of losses incurred by the manufacturing operations which was sold by the Company in June 1995. For the third quarter of 1996, the Company reported net income of $209,000, or $.10 per share, versus $24,000, or $.01 per share, for the same period in 1995. The increase in net income of $185,000 was largely attributable to the aforementioned improved product margins and lower administrative expenses.

         Operating income of approximately $793,000 for the nine months ended September 30, 1996 represents an increase of $1.5 million (exclusive of the $3.8 million charge associated with the sale of the manufacturing operations). Operating income for the three months ended September 30, 1996 increased 139%, or $117,000, to $201,000.

Revenues

         Total revenues of $8.7 million for the nine months ended September 30, 1996 remained relatively flat compared to the same period in 1995 (exclusive of the sales generated by the manufacturing operations which totaled $1.2 million in 1995). Similarly, net product sales for the same periods were approximately $7.4 million excluding the aforementioned sales by the manufacturing operations.

         For the quarter ended September 30, 1996, net product sales were $2.3 million compared to $2.5 million for the third quarter of 1995; a decrease of 6%. Wholesale sales at the Company's Canadian subsidiary continued to increase slightly during the quarter. Wholesale sales at the Company's domestic subsidiary, which had remained at 1995 levels in the first two quarters of 1996, declined 12% in the third quarter.

         Reduced sales in all the markets contributed to a 7% decline in worldwide retail sales -- sales by franchises to their customers -- to $28.0 million as of September 30, 1996, compared to $30.0 million during the first nine months of 1995. Although there can be no assurances, the Company expects that retail sales in North America will be relatively constant for the fourth quarter of 1996 in comparison to the fourth quarter of 1995, as a result of additional sales of franchises, new incentive programs for Beauty Consultants, and a continued focus on guidance to franchises.

Cost of Product Sales

         For the nine months ended September 30, 1996, cost of product sales as a percentage of net product sales decreased to 60% for the nine months ended September 30, 1996 from 71% for the first nine months of 1995. This decrease was primarily due to an elimination of the overhead costs of the Company's manufacturing operations. The Company also negotiated discounts with certain suppliers and increased controls in purchasing which resulted in improved margins at its domestic and Canadian subsidiaries. As a result, for the third quarter, the cost of product sales as a percentage of net product sales decreased to 60% in 1996 from 65% in 1995. Although no assurances can be given, management expects this percentage to remain relatively constant through the fourth quarter.

Expenses

         Year-to-date selling, general and administrative expenses were $3.3 million and $4.6 million in 1996 and 1995, respectively; a decrease of $1.3 million, or 28%. The decrease resulted from the continued success of the cost reduction initiatives implemented in prior periods, the elimination of expenses at the manufacturing operation, and the non-recurrence of several one time charges incurred against earnings in 1995. Cost reduction initiatives included more efficient staff levels, consolidation of facilities, and limited use of consultants. Total selling, general and administrative expenses for the third quarter of 1996 decreased $98,000, or 8%, to $1.1 million from approximately $1.2 million in the third quarter of 1995. Although management will continue to evaluate additional areas for expense reductions, these expenses are expected to be relatively flat through the fourth quarter of 1996 as compared with 1995.

Other  Income (Expense)

         The increase in other income (expense), net was due primarily to the reduction in interest expense in the first nine months of 1996 as a result of the Company's reduced outstanding debt balance. In the third quarter of 1996, the Company recorded interest income associated with tax refunds of approximately $80,000.

Income Taxes

         The Company recorded a $134,000 provision for income taxes during the nine months ended September 30, 1996. For the same period in 1995 the Company did not recognize any potential tax benefit or provision.

LIQUIDITY AND CAPITAL RESOURCES:

         At September 30, 1996, the Company had approximately $2.8 million in cash and cash equivalents and had no outstanding borrowings under its $1.0 million line of credit. Working capital increased approximately $1.5 million to $6.0 million as of September 30, 1996.

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

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 11 Schedule of Computation of Per Share Earnings

         Exhibit 27 Financial Data Schedule

     (b) Report on Form 8-K:

         On October 15, 1996, the Company filed on Form 8-K certain information with respect to the resignation of a senior officer and the appointment of replacements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ALOETTE COSMETICS, INC.
                                            -------------------------------
                                            (Registrant)



Date:    November 7, 1996                   /s/ Patricia J. Defibaugh
         ------------------                 -------------------------
                                            Patricia J. Defibaugh
                                            Chairman of the Board
                                            Chief Operating Officer



Date:    November 7, 1996                   /s/ Jean M. Lewis
         ------------------                 -------------------------
                                            Jean M. Lewis
                                            Vice President of Finance
                                            (Principal Financial Officer)