Form 10KSB
period 1996-12-31
ALOETTE COSMETICS INC
filed 1997-03-31
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission file number 0-15414
                                       OR

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
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Registrant's total revenues for its most recent fiscal year......$11,620,943

   The aggregate market value of the 1,260,352 shares of voting stock held by nonaffiliates of the registrant at the closing stock price of $3.00 as of March 24, 1997 was $3,781,056.

Common Stock outstanding as of March 24, 1997:  2,157,253

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

1) Information set forth in Part III of this report is incorporated by reference to the Registrants 1997 Proxy Statement.

                                TABLE OF CONTENTS


Part I                                                                   Page
     Item  1.     Business                                                1

           2.     Properties                                              7

           3.     Legal Proceedings                                       8

           4.     Submission of Matters to a Vote of Security Holders     8
Part II
           5.     Market for the Registrant's Common Equity               9
                    and Related Stockholder Matters

           6.(i)  Selected Consolidated Financial Data                    10

             (ii) Management's Discussion and Analysis of Results         11
                    of Operations and Financial Condition

           7.     Financial Statements and Supplementary Data             16

           8.     Changes in and Disagreements with Accountants on        16
                    Accounting and Financial Disclosure
Part III
           9.     Directors and Executive Officers of the Registrant      17

           10.    Executive Compensation                                  17

           11.    Security Ownership of Certain Beneficial                17
                    Owners and Management

           12.    Certain Relationships and Related Transactions          17
Part IV
           13.    Exhibits, Financial Statement Schedules                 17
                    and Reports on Form 8-K



              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward looking statements contained herein include statements with respect to (i) the eventual sale of one of the Company's repurchased Canadian franchise territories and
(ii)a change in trend of retail sales. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                             ALOETTE COSMETICS, INC.

                                     PART I

ITEM 1.  BUSINESS

Aloette Cosmetics, Inc.

         Aloette Cosmetics, Inc. was incorporated in 1977 under the laws of the Commonwealth of Pennsylvania and is primarily engaged in the distribution of aloe vera-based skin care products, cosmetics and other personal care products. As used herein, "the Company" includes the operations of Aloette Cosmetics, Inc. and its wholly-owned subsidiaries. The Company markets its products through its domestic and foreign franchises, and distributors. As of December 31, 1996 franchises were located in the United States and Canada.

         During the period from January 1990 through June 1995, the Company also manufactured products for sale to its franchises as well as other health and beauty aid products for sale to third parties. On June 15, 1995 the Company consummated the sale of substantially all of the assets of its manufacturing operations in Texas for cash of approximately $2.1 million. The sale included the facility, inventory and equipment. In connection with the sale, the Company entered into a five-year supply agreement with the buyer to purchase inventory at prices competitive in the industry. As a result of the sale of the manufacturing operations, the Company recorded a pre-tax charge of $3.8 million in 1995 (see Item 6 and Note 18 to the Consolidated Financial Statements). Sales from the manufacturing operations were approximately $1.2 million through the date of sale in 1995 and $2.7 million for the twelve months ended December 31, 1994. The net losses from normal operations for the corresponding periods were $478,000 and $1.1 million.

Products

         The majority of the Company's revenues are derived from sales to its franchisees of approximately 110 aloe vera-based skin care products, makeup, fragrance and cosmetic accessory products marketed exclusively under the trade name "Aloette". A common ingredient in the Aloette skin care line is the gel from the plant popularly known as aloe vera. The Company's Aloette skin care items are grouped according to individual skin type and are designed to be used in a daily regimen. Aloette's glamour products include liquid foundations, pressed powders, powder blushes, powder eyeshadows, eye pencils, mascaras, lipsticks, hair care items and sun tanning products. Fragrance items include a bath set and men's and women's colognes. The Company also sells promotional and support items to its franchises, including business supplies, product samples and sales and recruiting materials. For the year ended December 31, 1996, approximately 85% of the Company's total revenues were generated from Aloette product sales.

         Set forth below is certain information concerning the sales of each product group for each of the Company's last three years.

                                    1996                        1995                        1994
                            Net                          Net                         Net
                          Product        % of          Product         % of        Product         % of
                           Sales         Total          Sales         Total         Sales          Total
                          -------        -----         -------       -------      -----------     -------
Skin care                  $5,664,802      58%        $6,634,538        59%       $ 9,158,039         62%
Glamour (makeup
  and accessories)          2,317,142      23%         2,538,164        22%         2,668,532         18%
Fragrances                    209,782       2%           273,434         2%         1,225,632          8%
Promotional and
  support items             1,654,292      17%         1,900,260        17%         1,808,343         12%
                           ----------     ---        -----------       ---        -----------        ---
        Total              $9,846,018     100%       $11,346,396       100%       $14,860,546        100%
                           ==========     ===        ===========       ===        ===========        ===


Marketing

         Products marketed under the Aloette name are not sold in retail stores and are primarily available through Aloette's domestic and foreign franchises who recruit and train Beauty Consultants who utilize sales techniques developed by the Company. Beauty Consultants are not required to purchase, maintain inventories of or deliver products; instead, the Company sells its products to franchises who maintain inventories at levels sufficient to meet anticipated orders from customers.

         Beauty Consultants hold Shows principally in the homes of a host or hostess where they present the Company's products, instruct guests concerning the use of such products as part of a daily beauty program and obtain product orders. Franchises are responsible for shipping the products that are ordered to hostesses, who in turn arrange for guests to receive their orders. Beauty Consultants also obtain reorders from customers and sell Aloette products through individual consultations. Non-show orders are shipped by franchises directly to customers. For each of the years 1996, 1995 and 1994 non-show orders comprised approximately 45% of retail sales.

Franchising

         In North America, the Company presently markets its Aloette products primarily through a franchise system. In order to become a franchisee, an applicant must enter into a franchise agreement with the Company and pay a franchise fee. The fee is $20,000 payable upon execution, however financing of the fee is available on approved credit. The franchise agreement requires that a franchise make an initial inventory purchase of approximately $6,000 to $7,500 and that the franchisee have an adequate amount of working capital at the start of its operations.

         Under the franchise agreement, the Company grants specific rights and a license to operate a franchise in a specific territory, which generally contains a minimum population of approximately 750,000 people in the U.S. and 500,000 people in Canada. Sales generated outside the franchises' territory may be subject to certain unrestricted fees. In addition, the right to market in a specified territory can be rescinded in the event the franchise fails to achieve sales quotas at various anniversary dates of the agreement. This is relatively consistent with the Company's original franchise philosophy prior to 1993, when the Company developed certain Territorial Subdivision, Multi-Unit Development and Master Franchise strategies. Under these strategies, franchises were established with approximately 100,000 or more in population.

         Historically, franchises have often been granted in those territories with the most concentrated population bases. As of December 31, 1996, the Company had a total of 49 franchises operating in the United States and 34 franchises operating in Canada. The Company continues to grant new franchises in existing open territories and focuses on improving the productivity of its existing franchises. The Company believes that improved productivity from existing franchises will foster an increased demand for new franchises in the future. The Company expects to continue to expand into international markets primarily through the granting of international distributorship and license agreements (see Business - International Operations).

         When a franchise relationship is established, the Company provides the franchisee with sales and operations manuals that describe the guidelines and specifications that govern Aloette's prescribed franchise method of conducting business. In addition, the franchisee is provided two to four days of training by experienced Company personnel. The initial training program is periodically updated, the most recent revisions occurring in 1995. Following training, the Company makes periodic site visits to provide additional training and review certain aspects of the franchisee's business in relation to the Company's standards. Each franchise is required to submit various reports to the Company including a monthly summary of operations and annual financial statements. The Company also holds meetings of franchisees to provide information concerning the Company and its products.

         The franchise agreement requires franchises to pay the Company a monthly royalty fee of five percent of the franchise's gross sales. For the year ended December 31, 1996, approximately 15% of the Company's total revenues were derived from these royalty fees.

         In addition, franchises are obligated to pay their pro rata portion of the cost of incentive, promotional and motivational campaigns, contests, and an annual Seminar for Beauty Consultants organized by the Company. The expenses recorded by the Company with respect to the above programs are net of any reimbursements received from the franchisees.

         The franchise agreement provides for an initial term of five years and is renewable for an additional five-year term upon execution of the then-current franchise agreement. Franchise agreements which were renewed during 1996 provided for a ten-year term, with an additional renewal term of five years upon execution of the then-current franchise agreement. There is no fee for renewal. In order to renew, the franchisee must be in compliance with all terms of the franchise agreement, including being current in all financial obligations to the Company and must have met certain sales goals. The franchise agreement may be terminated by the franchisee upon fulfilling all of its financial and contractual obligations. The Company may not terminate a franchise except for cause, (as defined in the franchise agreement), including the franchisees failure to comply with the franchise agreement. The Company retains a right of first refusal on the sale of any franchise and has the right to review the qualifications of the proposed transferee. In addition, upon the transfer of a franchise, the franchisee must pay the Company a transfer fee equal to ten percent of the sale price not to be less than $6,500 and not to exceed $25,000. Revenues from franchise purchase fees and transfer fees constituted less than 0.5% of the Company's total revenues in 1996 and approximately 0.5% in 1995 and 1% in 1994.

         In 1993, the Company modified the franchise system to include three alternatives to the single unit franchise: Territorial Subdivision; Multi-Unit Development; and the Master Franchise. Effective in 1995, the Company no longer offered the Multi-Unit Development or Master Franchise programs.

         The Territorial Subdivision strategy will continue to be offered in certain situations and is intended to create the opportunity for the Company to allow the transfer of undeveloped markets within existing franchise territories ("Subdividers") to third-parties. If an existing franchisee subdivides to a third-party and that third-party begins its franchise with staff from the existing franchise, the third-party is required to negotiate and pay a "going concern value" related to the staff's previous sales levels to the existing franchisee in order to obtain approval for the subdivision from the Company. The Company is solely responsible for granting franchise licenses, monitoring and enforcing compliance to the franchise system, collecting royalties and product payables and the collection and analysis of franchise data.

         The Company also incurs certain costs and expenses relating to the sale of franchises. Included in these costs are breakaway fees which are provided to existing franchisees as a result of a Beauty Consultant purchasing a franchise from the Company. These breakaway fees, provided to the existing franchises in the form of product credits, are calculated based on 10% of the new franchises gross sales for a one year period.

         Set forth below is certain information concerning the number of franchise agreements entered into and terminated in North America for each of the Company's last three years:

                                                1996         1995        1994
                                                ----         ----        ----
          Franchises at beginning of year        91           88          93
          New Franchise agreements               12 (a)        9           9
          Terminated/consolidated
            franchise territories               (20)(a)       (6)        (14)
                                                ---          ---         ---
          Franchises at end of year              83           91          88
                                                ===          ===         ===

(a) Includes two Canadian franchises that terminated in 1996 and which were re-opened as Company-owned franchises.

         At December 31, 1996 the Company had a total of 49 franchises in the United States which were located in the following geographic regions: 9 in the Northeast; 21 in the South; 10 in the Midwest; and 9 in the West. At December 31, 1996 the Company had a total of 34 Canadian franchises which were located in the following provinces: 19 in Ontario; 3 in Quebec; 3 in Alberta; 4 in British Columbia and 5 in other Canadian provinces.

International Operations

         In countries other than the United States and Canada, the Company grants Distributorship and License Agreements (the "Agreement") which provide for either the exclusive or non-exclusive distribution rights for Aloette products within a particular foreign country or market, including the right to sublicense in accordance with the Aloette franchise system. The purchase fees charged by the Company for the Agreements are negotiated and depend, in part, upon the size of the potential market. The purchase fees for existing Agreements have ranged from $0 to $110,000.

         In 1996, net product sales generated by Aloette Canada represented 42% of the Company's total. Net product sales to non-affiliate international franchises and distributors for 1996, 1995 and 1994 were approximately 1%, 3% and 6%, respectively, of the Company's total net product sales.

         Under an Agreement, the distributor is required to purchase all products from the Company and is granted the right to distribute Aloette products using any method of marketing and distribution approved by the Company, including, without limitation, methods present in the Aloette marketing system or any derivation thereof such as home show, direct retail, duty free shops and direct response television. To reduce risk to the Company, generally all purchases by the distributor must be prepaid or collateralized by an irrevocable letter of credit. In addition, title to the goods passes to the distributor when product is shipped from the Company's facilities in North America. The Company retains all rights, title and interest in the Aloette trade name and any Aloette trademarks. The distributor is responsible for all marketing, promotional and advertising costs and expenses incurred in the territories governed by the agreement. All advertising is subject to the Company's approval. The distributor is required to pay royalty payments which generally have approximated 2.25% of all retail sales or 14% of net product sales. In the event of an approved subdivision the distributor must remit 10% of fees collected on the initial grant, renewal and transfer of rights.

         The term of the Agreement generally covers an initial period ranging from five to ten years with an automatic five-year renewal if certain criteria have been met. The distributor has the right to terminate the Agreement after the initial term; the Company may terminate the Agreement in whole or in part at any time for non-compliance, including the failure to attain certain sales criteria. Except for an approved subdivision, the distributor does not have the right to sell, transfer, or assign rights under the agreement and is generally subject to a five-year non-compete clause upon termination.

         In January 1996, the Company converted the existing franchise agreements in Australia and New Zealand into Distributorship and Licensing Agreements granting the non-exclusive right to market and distribute Aloette products in their respective countries. Each of the Agreements, which require royalty payments based on a percentage of net product sales, is effective for an initial term of five years with an automatic five-year renewal if the distributor is in compliance with the agreement including the attainment of certain sales goals. As of December 31, 1996 there were five (5) distributors in Australia and one (1) in New Zealand.

         In May 1994, the Company entered into a Distributorship and Licensing Agreement granting the exclusive right to market and distribute Aloette products in the Company's new packaging design in four major metropolitan cities in China. The agreement, which requires the payment of royalty payments based on a percentage of net product sales, is effective for an initial term of five years and is eligible for an automatic five-year renewal if the distributor is in compliance with the Agreement, including the attainment of certain sales goals.

         In March 1994, the Company entered into a Distributorship and Licensing Agreement granting the exclusive right to market and distribute Aloette products in the Company's former packaging design in the country of Korea. This agreement has expired.

         In February 1994, the Company entered into a Distributorship and Licensing Agreement granting the exclusive right to market and distribute Aloette products in the Company's new packaging design in Taiwan. The agreement, which requires the payment of monthly royalty payments based on a percentage of net product sales, is effective for an initial term of five years and is eligible for an automatic five-year renewal if the distributor is in compliance with the agreement including the attainment of certain sales goals.

         In February 1992, the Company entered into a licensing agreement (the "Initial Licensing Agreement") with Alover Cosmetics GmbH ("Alover") granting the exclusive right to conduct Aloette business within the following countries:
Austria, Bulgaria, Czechoslovakia, the Federal Republic of Germany, Hungary, Poland and Romania. John E. Defibaugh, a director, former officer and the husband of Patricia J. Defibaugh, the Company's Chairman and Chief Executive Officer, owns approximately 50% of the shares of Alover. The Initial Licensing Agreement required the payment of an initial licensing fee of $110,000 and gave Alover the right to utilize the Company's trademarks and the exclusive right to manufacture Aloette products based on "know-how" and expertise provided by the Company. The Initial Licensing Agreement was amended in February 1994 to exclude the right to manufacture products and to require the purchase of all products from the Company. In addition, the required monthly royalty payments, which under the original agreement ranged from 2% to 5% of retail sales based on certain sales goals and were subject to a minimum annual payment provision, were amended to be 2.25% of all retail sales. The agreement expired in February 1997; and at this time it does not appear that the agreement will be renewed.

         In 1991, the Company entered into a national license agreement granting the exclusive right to distribute the Company's products in the Netherlands. The licensee is required to pay to the Company a monthly royalty fee based on the retail sales of Aloette products in the licensed territory. The agreement is for an initial term of five years and is renewable by the licensee for two successive five-year terms if the licensee is in compliance with the agreement, including the attainment of certain sales goals.
The agreement, which expired in November 1996, is currently being extended on a month to month basis. Currently the licensee is subject to the same restrictive covenant as a distributor.

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

Suppliers

         The Company currently purchases raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components from various domestic and international suppliers. In addition, gel from the aloe vera plant is an important ingredient in the Company's skin care products and is purchased by its suppliers from several sources. The Company believes that its suppliers can obtain sufficient aloe vera to manufacture and supply its products.

         Prior to June 1995, the majority of Aloette's skin care and glamour products were produced at the Company's manufacturing facility in Texas. On June 15, 1995, the Company sold this facility as part of a sale of assets, for $2.1 million. The Company entered into a five-year purchasing agreement with the buyer at prices competitive in the industry. Many of the Company's skin care and glamour products are being manufactured under this agreement; however, the Company does utilize other manufacturers from time to time.

         The Company continually engages in research and development activities to improve its existing products and to develop new products. Such activities did not require material expenditures in fiscal year 1996 and the Company expects this trend to continue during fiscal 1997.

Distribution

         The Company's products are shipped directly from the manufacturers to Company-owned warehouse facilities. As of December 31, 1996, the Company's warehouses were located in: West Chester, Pennsylvania (the "West Chester Warehouse"); and Concord, Ontario, Canada (the "Canadian Warehouse"). (see Business-Properties)

         Currently the West Chester Warehouse generally maintains an approximately 150 day supply of products, promotional and support items for shipments to all domestic franchises and customers. The Canadian Warehouse maintains an approximately 190 day supply of inventory for shipments to all Canadian franchises and customers.

         Aloette products are shipped by the Company from its distribution centers to franchises who are obligated to pay for such products within thirty days of the invoice date. Franchises either ship products directly to the customer or, in the case of a Show, to the hostess or host two weeks from the date the show. All shipments made directly to hostesses, hosts or customers must be paid for in full either prior to, or upon delivery. Products are also shipped by the Company from its distribution centers to international distributors who are obligated to prepay or pay for such products by letter of credit.

Competition

         The cosmetics industry is a highly competitive market which is subject to changing consumer preferences and demands. There are many companies which sell cosmetics by means of Shows, on a door-to-door basis, by direct response (i.e. mail order, telephone, television, etc.) or in retail stores. All of these companies compete with the Company. Many of these competitors are substantially larger than the Company in terms of sales and distributors and have substantially greater financial resources and experience.

         The Company's competition arises from both domestic and foreign sources. Two of the better known direct marketing cosmetics companies which compete with the Company's Aloette products are Mary Kay Cosmetics, Inc., which sells cosmetics directly to its beauty consultants who, subsequently, market them to customers and Avon Products, Inc., which historically has primarily utilized the door-to-door selling technique. Both of these companies are substantially larger than the Company. The market in which the Company participates is highly competitive in price, service and quality. The Company believes that its continued success will depend on its ability to remain competitive in these areas.

         In the marketing of Aloette products, price is a significant competitive factor. Due to the Company's direct sales and franchise marketing methods, the Company has been able to price its products at levels which are substantially lower than those for products which the Company believes to be of comparable quality.

Regulation

         The Company is subject to regulation by the Food and Drug Administration ("FDA") and the Alcohol and Tax Unit of the Treasury Department. The Company's franchise sales practices, franchise agreements and advertising and general sales practices are subject to regulation by the Federal Trade Commission. In addition, the Company's operations are subject to numerous federal, state and local laws related to the sale of franchises and the labeling, content and packaging of its products.

         Each of the foreign jurisdictions in which the Company markets its products imposes regulatory requirements on the labeling and content of such products, as well as the sale of franchises. The Company believes that its products, franchise practices and methods of distribution are in compliance with all such foreign and domestic laws and regulations.

         Certain of the Company's suppliers are also subject to regulation by the FDA. The Company has no reason to believe that such suppliers are not in compliance with requirements set by the FDA.

Environmental Matters

         The Company does not believe that compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on its capital expenditures, earnings or competitive position.

Trademarks and Patents

         The Company's trademark "Aloette", issued in May 1988, has a twenty-year life and is subject to renewal. The Company has registered the Aloette trademark in the United States, Canada and certain foreign countries. The Company has also registered its logo, which is in the form of a lark, in the United States and Canada. The trademark "lark" logo, issued in 1985, has a twenty-year life and is also subject to renewal.

Customers

         The Company extends 30-day payment terms to its franchises for purchases of "Aloette" products and supplies. The Company's franchises offer customers the right to exchange merchandise. Historically, the amounts of such returns have been minimal. The Company does not accept product returns from its franchises or offer warranties on its products except in the case of manufacturing defects. Historically, such amounts have not been material.

         The Company sells to three franchises in Canada; Aloette of Laval, Aloette of Montreal and Aloette of Quebec City, that have common ownership. Sales to these franchises were approximately 13%, 9% and 11% of revenues in 1996, 1995 and 1994, respectively.

Employees

         As of December 31, 1996, the Company employed 25 people who were involved with the Company's franchise and distribution business.

         The Aloette franchisees are independent business owners and not employees of the Company. Similarly, the Beauty Consultants are independent contractors of the franchisees and are neither employees nor involved in a contractual relationship with the Company.

         None of the Company's employees are represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never been subject to an employee strike or work stoppage and considers its employee relations to be good.

Insurance

         The Company presently maintains product liability insurance at a level which management believes is sufficient. However, because of the risks inherent in selling cosmetics, it is possible that the Company could be held liable in future litigation for amounts in excess of its product liability insurance coverage. A judgment against the Company for an amount exceeding its liability insurance coverage could have a material adverse effect upon the Company. If a product liability claim were asserted and the product in question was acquired from an independent supplier, the Company might be able to proceed against such supplier. However, the success of any such proceeding could be affected by product alterations by the Company, the insolvency of such supplier or other uncertainties.


ITEM 2.  PROPERTIES

         The 25,000 square foot corporate headquarters located in West Chester, Pennsylvania is owned by the Company. Approximately 10,000 square feet is used for office space and 15,000 square feet is used for warehousing and shipping. In June 1996, the Company sold a 3,700 square foot office condominium located near its headquarters.

         The Company's Canadian office is located in Concord, Ontario where the Company owns a 17,500 square foot building. Approximately 7,500 square feet is used for office space and 10,000 square feet is used for warehousing and shipping.

         The Company believes that its current facilities are adequate to meet its present needs.

ITEM 3.   LEGAL PROCEEDINGS

          On or about May 27, 1994, an action was filed against the Company in the Eastern District of Pennsylvania under the caption, Slaven et al. v. Aloette Cosmetics, Inc. et al, alleging, among other things, breach of contract and warranty and fraud against the Company and an officer and seeking compensatory and punitive damages in excess of $1,000,000 plus court costs and attorney's fees. The Company filed answers and counterclaims in these actions. In March 1995, the counts alleging breach of covenant of good faith and fair dealing and abandonment of trademark were dismissed without prejudice based upon insufficient pleadings. The Company settled this matter successfully on February 25, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

         On November 11, 1994, the Company filed an action in the High Court of New Zealand under the caption Aloette Cosmetics, Inc. of Delaware, et al. v. Billisa Holdings Ltd., et al, alleging, among other things, that the defendants failed to pay for products supplied and failed to pay management fees. The Company requested an injunction requiring the defendants to turn over documents and inventory and to cease operating as a franchise. On December 19, 1994, the Court granted the Company's request for an injunction. The defendants filed answers and counterclaims in these actions seeking compensatory and punitive damages in excess of approximately $5 million plus court costs and attorneys' fees. The counterclaim alleged, among other things, breach of express and implied terms of contract, breach of fiduciary obligations, breach of section 9 of the Fair Trading Act of 1988 and undue influence. The Company settled this matter successfully on March 6, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

         In addition, from time to time, the Company is a defendant in litigation arising in the normal course of business. Management and legal counsel do not believe that any settlement resulting from such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market under the symbol "ALET" and is quoted on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low market prices and dividend information for the Company's common stock.


                                STOCK PRICE RANGE

                            1996                              1995
                  ---------------------------       ---------------------------
Quarter Ended       High      Low    Dividend         High      Low    Dividend
-------------       ----      ---    --------         ----      ---    --------
December 31       $4 1/8   $2 3/4       -           $2 3/4    1  5/8       -
September 30       4 5/8    3 5/8       -            3 1/4    2  1/4       -
June 30            5 1/8    3 3/4       -            3 3/8    1  1/2       -
March 31           5 1/2    2 1/4       -            2 1/2    1 9/16       -


         The Company had 2,157,253 shares of no par value stock outstanding at December 31, 1996. The approximate number of shareholders of record at March 24, 1997 was 1,110.

         The Company has not paid dividends since 1993. Under the Company's financing agreement with its lender, effective December 31, 1996 through 1998, the Company is prohibited from paying dividends.

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


                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)
--------------------------------------------------------------------------------------
Year ended December 31                     1996         1995(2)        1994         1993(3)       1992(4)
----------------------                     ----         -------        ----         -------       -------

INCOME STATEMENT DATA:
Net product sales                       $  9,846       $11,346       $14,861       $15,555       $18,113
Revenue from franchise operations          1,728         1,853         2,032         2,296         2,684
Sales of franchises                           47            65           210           216           316
                                        --------       -------       -------       -------       -------
Total revenues                          $ 11,621       $13,264       $17,103       $18,067       $21,113
                                        ========       =======       =======       =======       =======

Cost of product sales                   $  5,920       $ 8,021       $10,821       $10,088       $11,835
Selling, general and administrative     $  4,448       $ 5,712       $ 7,975       $ 7,958       $ 7,557
Loss on sale of assets of
   manufacturing operations                -           $ 3,800         -             -             -

Total costs and expenses                $ 10,509       $17,596       $18,818       $18,076       $19,399

Net income (loss)                       $    920       $(4,126)      $(1,541)      $(  180)      $   912

Net income (loss) per common share      $    .43       $( 1.91)      $(  .71)      $(  .08)      $   .42

Cash dividends declared
    per common share (1)                   -             -             -           $   .16       $   .32


Weighted average shares outstanding        2,157         2,157         2,157         2,157         2,156

                                            1996          1995          1994          1993          1992
                                            ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Working capital                          $ 6,744       $ 4,488       $ 5,252       $ 9,772       $ 9,088

Total assets                             $12,675       $12,194       $24,382       $25,522       $25,542

Long-term debt                           $ 1,557       $ 1,968       $ 2,676       $ 5,478       $ 3,488

Shareholders' equity                     $ 8,378       $ 7,475       $11,526       $13,444       $14,769

(1)  The Company suspended its quarterly dividend in the third quarter of 1993.

(2) Includes a $3.8 million pre-tax charge for the loss on the sale of certain assets of its manufacturing operations.

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

Item 6 (ii)           MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION



RESULTS OF OPERATIONS

1996 versus 1995

         Net Sales and Earnings. The Company recorded net income of $920,000, or $.43 per share, for the fiscal year ended December 31, 1996 compared to a net loss of $4.1 million, or $1.91 per share, in 1995. Operating income for the fiscal year ended 1996 was $1.1 million versus an operating loss of $4.3 million for the fiscal year ended 1995. The $5.4 million increase in operating income was attributable to improved product margins and lower administrative expenses, combined with the sale of certain assets of the manufacturing operations in June 1995, which resulted in a $3.8 million charge against income in 1995, and the elimination of losses incurred by the manufacturing operations through the date of the sale. Since the sale, the Company has reported six consecutive quarters of operating income. Operating income was $319,000 and $175,000 for the quarters ended December 31, 1996 and 1995, respectively. Management believes this positive trend will continue since the Company has eliminated the negative impact of the manufacturing facility, including the related high overhead and low margin sales.

         Total revenues for the current year were $11.6 million compared to $13.3 million in 1995. Net product sales decreased substantially due to the loss of revenues previously generated by the manufacturing operations to $9.8 million for the twelve months ended December 31, 1996 versus $11.3 million in 1995, a decrease of 13%, or $1.5 million. Net product sales of the manufacturing operations generated from the sales of health and beauty aid products, private-label and contract manufacturing services were $1.2 million in 1995 through the date of its sale. Excluding the sales generated by the manufacturing operations in 1995 described above, total net product sales decreased 3% from fiscal 1995 to 1996. While net product sales at the Company's North American subsidiaries decreased only slightly, sales to the Company's international distributors decreased $183,000, or 62% to $114,000 in 1996 compared to $297,000 in 1995.

         Historically, the Company has introduced several new products each year. However, any increase in sales volume related to new products was offset by discontinued products. In 1996 and 1995 sales of new products did not have a material impact on revenues.

         In 1996, the Company's product line was significantly reduced to 110 products from approximately 140 products in 1995. Many of the glamour items with low margins and slow sales on the wholesale level were discontinued. While the impact of the reduction in the line on wholesale net product sales was minimal, the change improved the Company's cost of goods sold percentage.

         The Company did not implement an across the board price increase in 1996 and has no intention to do so in 1997 but plans to review prices on a product-by-product basis. In 1995, the Company implemented a wholesale price increase on certain of its supply and incentive items to cover corresponding increases in costs. The increase did not have a material impact on revenues.

         Retail sales -- sales from franchises to their customers -- were approximately $37.3 million and $40.3 million in 1996 and 1995, respectively; a decrease of $3 million or 7.5%. U.S. 1996 retail sales decreased $900,000 or 4% from 1995 levels of $21.7 million, while Canadian retail sales decreased to $16 million from $17.6 million in 1995.

         The decline in Retail Sales is primarily attributable to: (i)a reduction of the Company's independent sales force (Beauty Consultants and Managers) which negatively impacts the Franchises productivity; (ii) the termination of certain Franchises, primarily in the U.S., which were not operating in compliance with the Company's Franchise agreements or operating procedures; and (iii) a general decline in international sales. Retail sales from international distributors declined over $660,000 to $340,000 in fiscal 1996 from $1.0 million in fiscal 1995.

         The number of franchises in North America was 83 in 1996 compared to 91 in 1995. Over the past few years, management has concentrated on selling new franchises in North America. The Company succeeded in starting 10 new franchises, and two Company-owned franchises in 1996. In 1995, the Company sold 9 new franchises in North America. However, during the same period, 26 franchises, including the two which were reopened as Company-owned franchises, were terminated or consolidated. Generally it takes a new franchise several years to reach the retail sales levels maintained by an established franchise. Management believes that, in time, the new franchises will surpass the sales levels of the terminated franchises.

         In addition to the continuing support the Company provides to franchisees in order to improve their productivity, the Company intends to introduce enhanced recruting materials and incentives, as well as expand its new product introductions. The Company will continue to promote the franchise opportunity in open territories as well as explore other methods to accelerate the development of specific geographic areas. However the Company cannot provide any assurances that it will be successful in altering the current trend in revenues.

         Revenues from franchise operations (the royalty received from Aloette franchises based on their retail sales) was $1.7 million for the year ended December 31, 1996 compared to $1.85 million in 1995. This decrease directly corresponds to the decrease in retail sales. Revenue from sales of franchises was immaterial to the consolidated results of operations.

         Cost of Product Sales. For 1996, the cost of product sales as a percentage of net product sales decreased 11% to 60% from 71% in 1995 and to $5.9 million from $8 million, respectively. The decrease is primarily due to the sale of certain assets of the manufacturing operations and the elimination of its associated high overhead costs in the first half of 1995. Improved margins at the Company's domestic and Canadian subsidiaries resulting from negotiated discounts with certain suppliers and increased controls in purchasing also contributed to the decrease. Although no assurances can be given, Management expects this percentage to remain relatively constant throughout 1997.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $4.4 million and $5.7 million for the twelve months ended December 31, 1996 and 1995, respectively. The decrease of $1.3 million, or 22%, resulted from the continued success of certain cost reduction initiatives implemented in prior periods and the elimination of expenses at the manufacturing operations. Cost reduction initiatives included more efficient staff levels, consolidation of facilities and limited use of consultants. Although Management will continue to evaluate additional areas for expense reductions, these expenses are expected to be relatively flat in 1997 as compared with 1996.

         Loss on Sale of Manufacturing Operations. As described above, on June 15, 1995, the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. The sale included the facility, inventory and equipment. As a result of the sale of the manufacturing operations, the Company recorded a charge of $3.8 million. The Company recorded no such expense in 1996. In connection with the sale, the Company entered into a five-year supply agreement with the buyer to purchase inventory at prices competitive in the industry.

         Sales of Franchises. For the fiscal year ended 1996, costs associated with the sales of franchises (including breakaway fees) were $141,000 compared to $62,000 for the fiscal year ended 1995; an increase of $79,000, or 127%. Breakaway fee expense represents product credits given, for a one year period, to existing franchisees as a result of a Beauty Consultant purchasing a franchise from the Company. The majority of such product credits were for the period beginning in the fourth quarter of 1995 through the third quarter of 1996. Management believes that the breakaway fee expense will not increase in 1997.

         Other Income (Expense), Net. For 1996, the Company recorded net other income of $46,532 compared to net other expense of $294,540 in 1995. A decrease in interest expense due to the lower outstanding debt balance in 1996 and an increase in interest income resulting from the increase in cash and cash equivalents contributed to such a favorable change.

         Income Tax. In 1996, the Company recorded a $238,000 provision for income taxes compared to a tax benefit of $500,000 recorded in 1995 which resulted from the net losses from its domestic subsidiaries.

1995 versus 1994

         Net Sales and Earnings. The Company recorded a net loss of $4.1 million, or $1.91 per share for the fiscal year 1995 compared to a net loss for the year ended December 31, 1994 of $1.5 million or $.71 per share. The decrease was primarily attributable to the $3.8 million loss recorded as a result of the sale of certain assets of the manufacturing operations in June 1995 and approximately $478,000 of losses from operations incurred by the manufacturing operations during the first six months of 1995.

         Total revenues declined $3.8 million to $13.3 million in 1995 versus $17.1 in the previous year, substantially due to a decrease in net product sales of $3.5 million. Net product sales were $11.3 million and $14.9 million for the twelve months ended December 31, 1995 and 1994, respectfully. Approximately $1.5 million of the decrease in net product sales was a direct result of the loss of private-label and contract manufacturing revenues previously generated by the manufacturing operations. While net product sales from the Company to domestic franchises remained relatively flat, sales to Canadian franchises decreased $1.1 million, or 21%, and sales to the Company's other international franchises and distributors decreased $560,000. In addition, in 1994 new product sales contributed approximately $620,000 to net product sales. A wholesale price increase on certain of the Company's supply and incentive items in 1995 did not have a material impact on revenues.

         Revenue from franchise operations (the royalty fee received from Aloette franchises based on their retail sales) decreased $180,000, or 9%, to $1.8 million in 1995 from $2 million in 1994. The decline in revenue from franchise operations directly corresponds to the decline in year-to-date retail sales -- sales from franchises to their customers-- which totaled approximately $40.5 million in 1995 versus $44.5 million in 1994, a decrease of $4.2 million, or 9%.

         Cost of Product Sales. Year-to-date cost of product sales as a percentage of net product sales decreased to 71% for 1995 versus 73% in 1994 and from $10.8 million to $8.0 million. The decrease was primarily due to the sale of certain assets of the manufacturing operations and the elimination of its associated high overhead costs in the latter half of 1995.

         Selling, General and Administrative Expenses. Total selling, general and administrative costs of $5.7 million in 1995 decreased $2.3 million, or 28%, from $8.0 million for the 1994 fiscal year. The decrease in expenses was predominantly a result of cost reduction initiatives taken in 1994 and early 1995, as well as the elimination of approximately $900,000 of expenses from the manufacturing operations in the second half of the year and approximately $700,000 of non-recurring charges in 1994.

         Loss on Sale of Manufacturing Operations. In June 1995 certain assets of the manufacturing operations in Texas were sold for $2.1 million resulting in a charge of $3.8 million.

         Sales of Franchises. The costs associated with the sales of franchises increased to $62,000 in 1995 from $22,000 in 1994. This increase was primarily due to the implementation of a new Franchise Breakaway program in 1995.

         Other Income (Expense), Net. The decrease of approximately $27,000 in other income was primarily the net result of lower interest expense due to the reduction in bank debt and the loss of interest income due to lower cash balances at a foreign subsidiary.

         Income Taxes. In 1995, the Company recorded a deferred tax benefit of $500,000 compared to a deferred tax benefit of $442,000 recorded in 1994, which resulted from the net losses from its domestic subsidiaries.

ASSETS

         Cash and cash equivalents increased approximately $3.2 million to $4.2 million at December 31,1996. Improved cash flows from operations, including reductions in inventories, was the primary factor for the increase. Net cash provided by operations was approximately $3.6 million in 1996 compared to $1.3 million in 1995. Inventories decreased 26% to $2.7 million at December 31, 1996 from the December 31, 1995 level of approximately $3.7 million. Cash and cash equivalents was the largest segment of total assets at December 31, 1996, amounting to 33%.

LIABILITIES AND SHAREHOLDERS' EQUITY

         The decrease in total liabilities of approximately $421,000 primarily relates to the decrease in outstanding debt, offset by the increase in deferred interest related to the Company's subordinated debt (see Notes 5 and 17 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Company's financial position strengthened dramatically due to the Company's positive earnings and inventory reductions. At December 31, 1996, the Company held over $4.2 million in cash and cash equivalents and had no outstanding borrowings under the line of credit. As described above, cash and cash equivalents increased approximately $3.2 million. Outstanding debt decreased $700,000 as a result of the Company's using cash proceeds from normal operations to repay outstanding loans. However, deferred interest related to the Company's subordinated debt increased approximately $170,000 which was charged to interest expense. Such deferred interest is required to be paid once the principal of the subordinated debt is paid in full. At December 31, 1996, the amount of the subordinated debt was $2,177,720 compared to $2,755,720 at December 31, 1995.

         Working capital increased from $4.5 million at December 31, 1995 to $6.7 million at 1996 year end. The increase in cash and cash equivalents was the predominant factor in the favorable increase in working capital.

         On January 4, 1996, the Company entered into an agreement with PNC Bank, N.A. providing for a revolving line of credit with a maximum commitment amount of $1 million, expiring December 31, 1996. Effective as of December 31, 1996, the term of the revolving credit facility was extended through December 31, 1998, and continues to be collateralized by substantially all of the Company's assets. Under the agreement interest will be variable and calculated on a 360 day basis, based upon the bank's prime rate and payable monthly.

         The agreement contains, among other covenants, provisions which require the Company to maintain certain financial ratios, including minimum tangible net worth, fixed charge coverage, debt to equity and current ratios. The agreement also restricts the payment of dividends and imposes restrictions on additional indebtedness and capital expenditures. A facility fee and all expenses incurred by the lender are also payable by the Company. The Company was in compliance with all such covenants at December 31, 1996. Although there can be no assurances, Management believes based on the Company's current operating plan, that it will be able to comply with such covenants through the agreement expiration date.

         The Company has not paid dividends since 1993. In addition, the financing agreement described above prohibits payments of dividends.

         In 1990, the Board of Directors authorized a stock repurchase program to purchase up to 150,000 shares of the Company's common stock in the open market. There is no fixed purchase period and all purchases are made at the Board's discretion. An aggregate of 80,000 shares have been repurchased. No shares were purchased during 1996.

         Management believes that its working capital and available line of credit will be sufficient to cover normal and expected cash flow needs, including planned capital spending, for at least the next two years.

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

PROSPECTIVE ACCOUNTING CHANGES

         In March 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

SEASONALITY

         The Company's sales and profitability are generally lower during the first and third quarters of each year.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                  PAGE
         AND SUPPLEMENTARY DATA

Report of Independent Accountants                            F-1

Financial Statements:
Consolidated Balance Sheets as of
         December 31, 1996 and 1995                          F-2

Consolidated Statements of Operations for the
         years ended December 31, 1996, 1995 and 1994        F-3


Consolidated Statements of Shareholders'
         Equity for the years ended
         December 31, 1996, 1995 and 1994                    F-4

Consolidated Statements of Cash Flows for the
         years ended December 31, 1996, 1995
         and 1994                                            F-5

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aloette Cosmetics, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 13, 1997

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

         ASSETS                                                              1996                 1995
Current Assets:                                                              ----                 ----
  Cash and cash equivalents                                              $ 4,238,182          $ 1,024,114
  Accounts receivable, less allowance
    of $142,000 and $110,000, respectively                                   814,000            1,089,368
  Current portion of notes receivable, less
   allowance of $170,000 and $270,000, respectively                          197,759              316,657
  Inventories                                                              2,723,916            3,672,249
  Prepaid expenses and other current assets                                  567,543              588,665
  Deferred income taxes                                                      229,500              291,000
                                                                         -----------          -----------
         Total current assets                                              8,770,900            6,982,053

Cost in excess of net assets acquired, net                                   450,358              500,398
Notes receivable, less current portion                                       460,089              564,836
Property, plant and equipment, net                                         2,627,868            3,261,940
Other assets                                                                 366,126              514,280
Deferred income taxes                                                              -              370,000
                                                                         -----------          -----------
         Total assets                                                    $12,675,341          $12,193,507
                                                                         ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
         LIABILITIES
Current liabilities:
  Current maturities of long-term debt                                   $   604,261           $  902,361
  Accounts payable                                                           357,404              539,008
  Accrued expenses                                                           792,189              881,834
  Accrued compensation and benefits                                          187,021               53,853
  Current portion, deferred franchise fee revenue                             85,981              116,798
                                                                         -----------          -----------
         Total current liabilities                                         2,026,856            2,493,854

Deferred income taxes                                                        152,000              189,000
Deferred interest                                                            474,216                 -
Long-term debt, less current maturities                                    1,556,707            1,968,371
Deferred franchise fee revenue, less current portion                          87,773               66,844
                                                                         -----------          -----------
         Total liabilities                                                 4,297,552            4,718,069
                                                                         -----------          -----------

Commitments and contingencies

         SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of December 31, 1996 and 1995                                25,000               25,000
Additional paid-in capital                                                 7,457,292            7,489,735
Unearned ESOP shares                                                         (71,250)            (142,500)
Cumulative currency translation adjustments                               (1,122,944)          (1,066,118)
Retained earnings                                                         10,850,817            9,930,447
Less:  Common stock in treasury, at cost,
  805,881 shares                                                          (8,761,126)          (8,761,126)
                                                                         -----------          -----------
         Total shareholders' equity                                        8,377,789            7,475,438
                                                                         -----------          -----------
         Total liabilities and shareholders' equity                      $12,675,341          $12,193,507
                                                                         ===========          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994


                                                  1996                 1995                 1994
Revenues:                                         ----                 ----                 ----

Net product sales                              $ 9,846,018          $11,346,396          $14,860,546
Revenue from franchise operations                1,728,336            1,852,892            2,032,097
Sales of franchises                                 46,589               64,695              210,588
                                               -----------         ------------          -----------
                                                11,620,943           13,263,983           17,103,231
Costs and expenses:

Cost of product sales                            5,920,258            8,021,329           10,821,320
Selling, general and administrative              4,447,678            5,712,170            7,975,323
Loss on sale of assets
   manufacturing operations                           -               3,800,000                 -
Sales of franchises                                141,170               62,059               21,699
                                               -----------         ------------          -----------
                                                10,509,106           17,595,558           18,818,342
                                               -----------         ------------          -----------
Operating income (loss)                          1,111,837           (4,331,575)          (1,715,111)

Other income (expense), net                         46,533             (294,540)            (267,533)
                                               -----------         ------------          -----------
Income (loss) before income taxes                1,158,370           (4,626,115)          (1,982,644)

Provision (benefit) for income taxes               238,000             (500,000)            (442,000)
                                               -----------         ------------          -----------
Net income (loss)                              $   920,370         $ (4,126,115)         $(1,540,644)
                                               ===========         ============          ===========

Per common share data:

Net income (loss)                              $       .43         $      (1.91)         $      (.71)
                                               ===========         ============          ===========
Dividends                                      $      -            $      -              $      -
                                               ===========         ============          ===========

Weighted average shares outstanding              2,157,253            2,157,253            2,157,253
                                               ===========         ============          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1996, 1995 and 1994






                                                         Additional                 Currency
                                    Common Stock Issued   Paid-In                  Translation     Retained       Treasury Stock
                                     Shares   Amount      Capital         ESOP     Adjustments     Earnings     Shares        Cost
                                     ------   ------      -------         ----     -----------     --------     ------        ----
Balance, December 31, 1993         2,963,134  $25,000    $7,575,945    $(285,000)   $(707,534)   $15,597,206   805,881 $(8,761,126)


  Allocation of ESOP shares                                 (36,950)      71,250
  Currency translation adjustment                                                    (411,715)
  Net loss                                                                                        (1,540,644)
                                   ---------  -------     ----------    --------    ----------    -----------  -------   ---------
Balance, December 31, 1994         2,963,134   25,000     7,538,995     (213,750)  (1,119,249)    14,056,562   805,881  (8,761,126)

  Allocation of ESOP shares                                 (49,260)      71,250
  Currency translation adjustment                                                      53,131
  Net loss                                                                                        (4,126,115)
                                   ---------  -------     ----------    --------    ----------    -----------  -------   ---------
Balance, December 31, 1995         2,963,134   25,000     7,489,735     (142,500)   1,066,118)     9,930,447   805,881  (8,761,126)

  Allocation of ESOP shares                                 (32,443)      71,250
  Currency translation adjustment                                                     (56,825)
  Net income                                                                                         920,370
                                   ---------  -------    ----------   ----------  -----------    -----------   ------- -----------
Balance, December 31, 1996         2,963,134  $25,000    $7,457,292   $  (71,250) $(1,122,943)   $10,850,817   805,881 $(8,761,126)
                                   =========  =======    ==========   ==========  ===========    ===========   ======= ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994

                                                                                1996               1995                1994
                                                                                ----               ----                ----
Cash flows from operating activities:

Net income (loss)                                                          $   920,370         $(4,126,115)        $(1,540,644)
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
         Depreciation & amortization                                           670,152             635,852           1,052,378
         ESOP expense                                                           38,808              21,992              34,300
         Provision for doubtful accounts and notes receivable                  133,408             356,470             306,868
         (Gain) loss on sale of property, plant and equipment                   43,085             (31,093)              -
         Loss on sale of assets of manufacturing operations                      -               3,800,000               -
         Deferred interest                                                     173,220               -                   -
         Deferred income taxes                                                  25,000            (584,000)           (542,000)
         Franchise fee revenue                                                 (25,589)            (54,471)           (151,801)
         Other                                                                   3,678               4,809               2,193

Changes in operating assets and liabilities,
  net of effects from disposition of assets:
         (Increase) decrease in receivables                                    159,122           1,000,388            (362,892)
         Decrease in inventories                                               934,853             667,239           1,224,671
         Decrease in prepaids and other current assets                         387,854             297,113             251,593
         Increase (decrease) in accounts payable and accrued
                 expenses                                                      165,718            (657,104)            249,353
                                                                            ----------         -----------         -----------
Net cash provided by operating activities                                    3,629,679           1,331,080             524,019
                                                                            ----------         -----------         -----------


Cash flows from investing activities:
         Proceeds of notes receivable, net                                     198,164             281,274             226,799
         Proceeds from sale of property, plant and equipment                   186,488             296,846               -
         Purchase of property, plant and equipment                             (92,760)            (26,304)           (388,606)
         Proceeds for sale of the manufacturing operations                       -               2,097,210               -
         Repurchase of franchise territories                                     -                   -                 (37,500)
         (Increase) decrease in other assets                                    33,494             140,995             (16,610)
                                                                            ----------         -----------         -----------
Net cash provided by (used in) investing activities                            325,386           2,790,021            (215,917)
                                                                            ----------         -----------         -----------

Cash flows from financing activities:
         (Repayment) proceeds of notes payable, net                              -              (4,385,000)          1,895,750
         Payment of long-term debt                                            (715,012)         (2,602,171)         (1,149,849)
                                                                            ----------         -----------         -----------
Net cash provided by (used in) financing activities                           (715,012)         (6,987,171)            745,901

Effect of exchange rate changes on cash                                        (25,985)            (72,011)           (171,161)
                                                                            ----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                         3,214,068          (2,938,081)            882,842
Cash & cash equivalents at beginning of year                                 1,024,114           3,962,195           3,079,353
                                                                            ----------         -----------         -----------
Cash & cash equivalents at end of year                                      $4,238,182         $ 1,024,114         $ 3,962,195
                                                                            ==========         ===========         ===========


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

Fair Value of Financial Instruments:

         The Company maintains financial instruments which include cash and cash equivalents, notes receivable and long term debt. The carrying values of these financial instruments approximate fair value.

Concentration of Risk:

         Financial instruments which potentially subject the Company to concentration of credit risk consist of cash, investments and trade and note receivables. The Company's investments consisted primarily of low risk investments such as certificates of deposit, municipal bonds and government securities and by policy, are not heavily concentrated in any individual security or any one financial institution. The Company's cash accounts are primarily maintained with two financial institutions. A substantial portion of trade and notes receivable are due from the Company's franchisees. The Company will generally file UCC statements (in U.S.) and General Security Agreements (in Canada) in order to obtain a priority position in the franchisees' personal property. Certain of the notes are also collateralized by real estate and other assets of the franchise.

         Gel from the aloe vera plant is an important ingredient in the Company's skin care products and is purchased by the Company's suppliers from several sources. The Company believes that its suppliers can obtain sufficient aloe vera to manufacture and supply its products. In addition, the majority of the Company's skin care and glamour products are manufactured by two manufacturers. However, the Company maintains substantially all of its product formulas and does business with several manufacturers capable of manufacturing these products if the present manufacturers are unable. Hence the Company believes that there is no vulnerability of risk.

Cash and Cash Equivalents:

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

                     Buildings               20-25 years
                     Equipment                 5-7 years
                     Building Improvements      15 years

Accounting for the Impairment and Sale of Long-Lived Assets:

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of " (SFAS No. 121). The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, then the loss is recognized in the income statement. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

Cost in Excess of Net Assets Acquired:

         Cost in excess of net assets acquired relates to certain acquisitions and franchise repurchases. Amortization of cost in excess of net assets acquired is computed using the straight-line method over a 20-year period. The Company's policy is to record any impairment loss against the net unamortized cost in excess of net assets acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date and it is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows would become less than the carrying amount of the asset. As of December 31, 1996 and 1995, accumulated amortization was $550,440 and $500,400, respectively.

Other Assets

         The Company traded inventory no longer sold to its franchises for credits toward the purchase of goods and services used principally for promotions, sales and other business activities. These barter credits were recorded in other assets based on the fair value of the assets to be exchanged. The asset is relieved and the barter credit is capitalized or expensed when the goods or services are received or used.

Sales of Franchises:

         The Company grants franchises in exchange for an initial franchise fee. The fee is deferred and recognized into income over the period when all material services, including sales and technical support, or conditions relating to the sale of the franchise have been substantially performed. Administrative costs associated with such sales are expensed as incurred.

         Under the current franchise agreement amended in 1995, payment of the franchise fee is normally due upon granting the franchise; however, financing may be available with approved credit. Under the current financing arrangements of various franchise agreements, a portion of the franchise fee is due upon granting of the franchise with the balance due in installments over a two to five-year period. The franchise agreement provides that the franchisee may terminate the agreement upon fulfilling all of its financial and contractual obligations; however, the franchise fees paid to the Company through the date of termination are nonrefundable.

Revenue from Franchise Operations:

         Revenue from franchise operations consists of monthly royalty fees from franchisees based on a percentage of franchise retail sales. Royalty fees are recognized as earned.

Foreign Currency Translation:

         Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. The cumulative translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the determination of net income. Such amounts were not material for 1996, 1995 and 1994.

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

Income (Loss) Per Common Share:

         Income (loss) per common share is based on the weighted average number of shares outstanding during each period. The dilutive effect of common stock options and warrants is not material.

Prospective Accounting Changes:

         In March 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.


2.       Inventories:

         At December 31, 1996 and 1995, inventories consisted of the following:

                                           1996                  1995
                                           ----                  ----
         Finished goods                $1,930,947             $2,114,743
         Work in progress                   4,645                  6,972
         Raw materials                    788,324              1,550,534
                                       ----------             ----------
                                       $2,723,916             $3,672,249
                                       ==========             ==========

         The inventory amounts are presented net of an inventory valuation allowance of $624,000 in 1996 and $677,000 in 1995.

3.       Property, Plant and Equipment:

         At December 31, 1996 and 1995, property, plant and equipment consisted of the following:

                                                                   1996                  1995
                                                                   ----                  ----
           Land                                                $   787,791            $   773,496
           Buildings                                             2,198,080              2,202,306
           Equipment                                             1,711,404              1,872,917
           Building improvements                                     -                      3,122
                                                                ----------             ----------
                                                                 4,697,275              4,851,841
           Accumulated depreciation                              2,069,407              1,823,125
                                                                ----------             ----------
                                                                 2,627,868              3,028,716
           Property held for resale, net of accumulated
                  depreciation of $116,442 in 1995.                  -                    233,224
                                                                ----------             ----------
                                                                $2,627,868             $3,261,940
                                                                ==========             ==========


         Depreciation expense for 1996, 1995 and 1994 was $491,353, $406,096 and $639,179, respectively. Depreciation expense includes the amortization of capital lease assets. Accumulated depreciation as of December 31, 1996 and 1995 included accumulated amortization relating to assets held under a capital lease of $268,444 and $185,846, respectively (see Note 10).

         Property held for resale in 1995 consisted of two office condominiums that were utilized by the Company prior to the construction of its new corporate headquarters. The condominiums were sold in June 1996 for net proceeds of approximately $186,000.

         All real property, fixtures and improvements, owned by the Company, are pledged as collateral under the financing agreement dated January 4, 1996 and extended through 1998 (see Note 4).


4.       Notes Payable, Banks:

         On January 4, 1996 the Company entered into an agreement with the bank providing for a revolving line of credit with a maximum commitment amount of $1 million, expiring December 31, 1996. Effective as of December 31, 1996, the term of the revolving credit facility was extended through December 31, 1998, and continues to be collateralized by substantially all of the Company's assets. Under the agreement interest will be variable and calculated on a 360 day basis, based upon the bank's prime rate and payable monthly.

         The agreement contains among other covenants, provisions which require the Company to maintain certain financial ratios, including minimum tangible net worth, fixed charge coverage, debt to equity and current ratios. The agreement also restricts the payment of dividends and imposes restrictions on additional indebtedness and capital expenditures. A facility fee and all expenses incurred by the lender are also payable by the Company. The Company was in compliance with these covenants at December 31, 1996. No borrowings were made against the bank note payable throughout 1996, hence, the Company did not record any interest expense as a result of the agreement.

5.       Long-term Debt:

         At December 31, 1996 and 1995, long-term debt consisted of the following:

                                                                        1996                  1995
                                                                        ----                  ----
Subordinated note payable to a director and former officer
  related to the purchase of 777,881 shares of the Company's common stock, due in monthly payments of  $50,000 through
  July 2000, bearing interest at 7% payable quarterly
  (Note 17).                                                          $2,155,720            $2,755,720

  Amounts due under capital leases payable through 1996
     in monthly installments.                                               -                  115,012

 Other                                                                     5,248                  -
                                                                      ----------            ----------
                                                                       2,160,968             2,870,732
 Less current maturities                                                 604,261               902,361
                                                                      ----------            ----------
                                                                      $1,556,707            $1,968,371
                                                                      ==========            ==========

       Annual maturities of long-term debt during the next four years and thereafter are as follows:

                                  1997                                $  604,261
                                  1998                                   600,987
                                  1999                                   600,000
                                  2000                                   355,720
                                                                      ----------
                                  Thereafter                          $2,160,968
                                                                      ==========

         In April 1996, the Company reached an agreement with a director, shareholder and former officer to restructure the payment terms of a Subordinated Note held by such person. The new terms provided for interest to accrue on the unpaid balance at the rate of 7%, with an initial payment of $200,000 and monthly principal payments of $50,000 which began in May, 1996. Interest payments will be deferred until all principal has been paid in full. Upon repayment of principal, monthly payments of $50,000 will continue until all deferred interest has been paid in full. It is expected that the deferred interest will be paid in full by November 2001. In accordance with the new terms, during 1996 the Company reclassified approximately $300,000 of interest accrued as of December 31, 1995 as deferred interest. Due to the deferral of interest, the effective annual interest rate based on the agreed upon terms without any consideration for prepayments of principal or interest, is estimated to be approximately 5%. Prior to the restructuring the agreement required annual payments of $393,674 through 2001 bearing interest at 9.25% payable quarterly. The restructuring had no material impact on the current consolidated results of operations.

6.       Employee Stock Ownership Plan:

         Substantially all domestic employees of Aloette Cosmetics, Inc. are covered under the Aloette Employee Stock Ownership Plan (ESOP) and Trust. The ESOP is non-contributory and there is no past service liability in connection with the plan.

         In 1993, the Company purchased 50,000 shares at a price of $7.125 per share for its Employee Stock Ownership Plan and Trust. In accordance with the plan, 10,000 shares per year were allocated to eligible employees at December 31, 1996, 1995 and 1994. The fair value of the unearned shares was $30,000 as of December 31, 1996.

         The Company's expenses for the plan were approximately $38,800, $22,000 and $34,300 for each of the years ended December 31, 1996, 1995 and 1994. Subsequent contributions to the Plan are at the Board's discretion.

7.       Stock Options and Warrants:

         In July 1994, the shareholders approved an amended and restated Incentive Stock Option Plan which permits the granting of options to purchase 900,000 shares of common stock to officers, key employees, non-employee directors, independent contractors and consultants. Options are granted at a purchase price equal to the fair market value of the stock at the date of grant. The plan is administered by the Compensation Committee of the Board of Directors. The Committee also determines the option exercise period of each Stock Option; however, the exercise period shall not exceed ten years from the date of grant. Unexercised options expire ten years after the date of grant or upon termination of employment.

                                                1996                             1995                      1994
                                                   Weighted Avg                     Weighted Avg
                                        Shares    Exercise Price         Shares    Exercise Price         Shares
                                    ------------------------------   ------------------------------  -----------------

Outstanding at beginning of year       349,000         $3.25             517,500        $3.62             62,500
Options Granted                           -0-                             34,000        $2.10            455,000
Options Exercised                         -0-                              -0-                             -0-
Options Forfeited                         -0-                              -0-                             -0-
Options Canceled                          -0-                           (202,500)       $4.00              -0-
                                       -------                           -------                         -------
Outstanding at end of year             349,000         $3.25             349,000        $3.25            517,500
                                       =======                           =======                         =======

Exercisable at end of year             180,503         $3.24             103,753        $3.22             25,000

Option price range per share               $1.75 to $3.38                    $1.75 to $3.38            $3.38 to $7.75

         In June 1993, the shareholders approved an Amended and Restated Stock Warrant Plan for Directors allowing an aggregate of 100,000 shares to be granted. Under this plan, upon his/her election or appointment, each outside director is granted 1,000 warrants for each year of the term to which such Director was elected or appointed. The warrants, which vest in increments of 1,000 on each successive anniversary date of the grant provided the director has served through that anniversary date, are exercisable at a price equal to the closing price of a share of the Company's common stock as of the last business day immediately preceding the date of such Director's election or appointment and expire six (6) years from the date of grant, or if the Director does not fulfill his/her appointment.

                                                1996                            1995                      1994
                                                   Weighted Avg                     Weighted Avg
                                        Shares    Exercise Price       Shares      Exercise Price         Shares
                                    ------------------------------  -------------------------------  -----------------
Outstanding at beginning of year        34,000        $ 9.79            44,000         $ 9.26             44,000
Warrants Granted                         3,000        $ 3.75             3,000         $ 2.25               -0-
Warrants Exercised                         -0-                             -0-                              -0-
Warrants Forfeited                         -0-                             -0-                              -0-
Warrants Canceled                      ( 6,000)       $19.75           (13,000)        $ 6.25               -0-
                                       -------                          ------                            ------
Outstanding at end of year              31,000        $ 7.28            34,000         $ 9.79             44,000
                                       =======                          ======                            ======

Exercisable at end of year              26,000        $ 7.77            28,000         $10.98             24,000

Warrant price range per share              $2.25 to $11.25                 $2.25 to $19.75           $6.25 to $19.75


         Aloette adopted the disclosure-only option under Financial Accounting Standards Board Statement of Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, the Company has not recognized any compensation cost related to options or warrants. The Company calculated compensation cost as required and determined that the application of SFAS No. 123 would not result in a significant difference from reported net income and earnings per share.

The following table summarizes information about stock options and warrants outstanding at December 31, 1996.

                                                  Outstanding                                  Exercisable
                                -------------------------------------------------    --------------------------------
              Exercise                           Average           Average                              Average
            Price Range            Shares         Life          Exercise Price          Shares      Exercise Price
            -----------            ------         ----          --------------          ------      --------------
           $1.75 - $ 3.75          355,000         7.3               $3.25              183,503          $3.22
           $6.25 - $11.00           25,000         2.2               $8.05               23,000          $8.21
                                   -------                                              -------
           Total                   380,000         7.0               $3.56              206,503          $3.77
                                   =======                                              =======

8.       Income Taxes:

Income (loss) before provision (benefit) for income taxes consists of the following:

                                                              1996                  1995                 1994
                                                              ----                  ----                 ----
         Domestic                                          $1,338,145          $(3,966,286)           $(2,077,503)
         Foreign                                             (179,775)            (659,829)                94,859
                                                           ----------          -----------            -----------
                                                           $1,158,370          $(4,626,115)           $(1,982,644)
                                                           ==========          ===========            ===========

At December 31, 1996, 1995 and 1994, the provision (benefit) for income taxes consists of the following:

                                                               1996                  1995                  1994
                                                               ----                  ----                  ----
             Current:
                  Federal                                  $  202,000          $     84,000          $     63,000
                  Foreign                                      11,000                   -                  37,000
                                                           ----------          ------------           -----------
                                                              213,000                84,000               100,000
                                                           ----------          ------------           -----------

                 Deferred:
                  Federal                                      25,000              (584,000)             (622,000)
                  Foreign                                        -                      -                  80,000
                                                           ----------          ------------           -----------
                                                               25,000              (584,000)             (542,000)
                                                           ----------          ------------           -----------
                 Total                                     $  238,000          $   (500,000)          $  (442,000)
                                                           ==========          ============           ===========

A reconciliation of the statutory federal income tax (benefit) to the effective tax is as follows:

                                                             1996                  1995                    1994
                                                             ----                  ----                    ----
         Statutory income tax (benefit)                    $  394,000           $(1,573,000)            $(674,000)
         Utilization of foreign tax credits                  (444,000)           (1,638,000)              (48,000)
         Utilization of N.O.L. carryforward                   (57,000)                 -                     -
         Tax effect of foreign dividend                       242,000             2,394,000                50,000
         Goodwill amortization                                 17,000                17,000                41,000
         Foreign taxes in excess of
              statutory income tax rates                         -                    -                    35,000
         Foreign subsidiary losses not
              utilized by the consolidated group               69,000               224,000                49,000
         Other                                                 17,000                76,000               105,000
                                                           ----------            ----------             ---------
                                                           $  238,000            $ (500,000)            $(442,000)
                                                           ==========            ==========             =========



         The tax effects of the primary temporary differences between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                          1996                                 1995
         DEFERRED INCOME TAXES                  ASSET              LIABILITY         ASSET            LIABILITY
         ---------------------                  ----------------------------         --------------------------
         Depreciation                           $          -      $   22,000         $    -          $   27,000
         Inventories                                 168,500               -            228,000               -
         Net operating loss carryforward             481,000               -            735,000               -
         Foreign tax credit carryforward           1,776,000               -          1,522,000               -
         Other                                        61,000         130,000             63,000         162,000
                                                 -----------        --------         ----------      ----------
                                                   2,486,500         152,000          2,548,000         189,000
          Valuation allowance                      2,257,000               -          1,887,000               -
                                                 -----------        --------         ----------      ----------
                                                 $   229,500        $152,000         $  661,000      $  189,000
                                                 ===========        ========         ==========      ==========

              Applicable U.S. income and foreign withholding taxes have not been provided on approximately $3.0 million of undistributed earnings of foreign subsidiaries as it is the Company's intention to permanently reinvest these earnings or to repatriate such earnings in a tax-free manner.

         Certain foreign subsidiaries have available net operating loss carryforwards of approximately $959,000 which for the most part have an unlimited carryforward life. In addition, a domestic subsidiary has available a net operating loss carryforward of approximately $155,000 for state tax purposes which expires in years 1997 through 1998. The Company has foreign tax credit carryforwards in the U.S. of approximately $1.78 million expiring in 2000 through 2001. As of December 31, 1996, the Company did not believe that it was more likely than not that it would generate sufficient foreign and state income, and U.S. sourced income within the appropriate period to utilize all the net operating loss carryforwards and the foreign tax credits, respectively.

9.       Employee Benefits:

         Effective January 1, 1992, the Company implemented a Profit Sharing and Section 401(k) Salary Deferral Plan and Trust covering all domestic employees of Aloette Cosmetics, Inc. All accounts in the previous pension plan and profit sharing plan were fully vested and were merged into the Profit Sharing and Section 401(k) Plan. The plans were determined to be tax-qualified pursuant to an IRS determination letter dated October 30, 1995.

         Aloette Canada has a defined contribution pension plan for all employees with at least one year of service. Under the terms of the plan, Aloette Canada contributes an amount dependent upon the employee's compensation ranging from 2% to 10% with a maximum contribution of $15,500 Canadian dollars per employee.

         The Company has a supplemental benefits plan pursuant to which the Company maintains non-funded accounts for designated officers and employees. Accounts in the supplemental plan increase each year based on a growth factor.

         The amounts expensed for these plans in 1996, 1995 and 1994 were $59,883, $58,554 and $93,601, respectively.

10.      Leases:

         Capital Leases
         In 1993, the Company entered into a lease agreement for computer and related equipment totaling $419,000. The capital lease extended through 1996 and was payable in quarterly installments of $33,746 including interest at 4.5%. The lease was bought out in December 1996.

         Rent
              Total rent expense was $1,369, $16,457 and $60,942 in 1996, 1995 and 1994, respectively.

11.      Litigation:

         On or about May 27, 1994, an action was filed against the Company in the Eastern District of Pennsylvania under the caption, Slaven et al. v. Aloette Cosmetics, Inc. et al, alleging, among other things, breach of contract and warranty and fraud against the Company and an officer and seeking compensatory and punitive damages in excess of $1,000,000 plus court costs and attorney's fees. The Company filed answers and counterclaims in these actions. In March 1995, the counts alleging breach of covenant of good faith and fair dealing and abandonment of trademark were dismissed without prejudice based upon insufficient pleadings. The Company settled this matter successfully on February 25, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

         On November 11, 1994, the Company filed an action in the High Court of New Zealand under the caption Aloette Cosmetics, Inc. of Delaware, et al. v. Billisa Holdings Ltd., et al., alleging, among other things, that the defendants failed to pay for products supplied and failed to pay management fees. The Company requested an injunction requiring the defendants to turn over documents and inventory and to cease operating as a franchise. On December 19, 1994, the Court granted the Company's request for an injunction. The defendants filed answers and counterclaims in these actions seeking compensatory and punitive damages in excess of approximately $5 million plus court costs and attorneys' fees. The counterclaim alleged, among other things, breach of express and implied terms of contract, breach of fiduciary obligations, breach of section 9 of the Fair Trading Act of 1988 and undue influence. The Company settled this matter successfully on March 6, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

         In addition, from time to time, the Company is a defendant in litigation arising in the normal course of business. Management and legal counsel do not believe that any settlement resulting from such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

12.      Related Parties:

         A former director of the Company is affiliated with a product packaging company. Purchases from this company during 1996, 1995 and 1994 were $137,531, $201,171 and $308,584, respectively.

         In February 1992, the Company entered into a franchise and license agreement with a limited liability company of the Federal Republic of Germany, Alover Cosmetics GmbH ("Alover") for exclusive right to use the trade name, trademarks and marketing and product know-how of the Company in certain European countries. Alover has paid $110,000 to the Company as payment for the initial license fee. A director and former officer of the Company and the husband of the Chairman of the Board beneficially owns 50% of the shares of outstanding stock of Alover. The agreement expired in February 1997; and at this time it does not appear that the agreement will be renewed (see Notes 5 and 17 for description of additional related party disclosures).

         From time to time, the Company enters into consulting agreements with directors on an "as needed" basis. Total fees expended under these agreements were $51,900 for 1996, $49,100 for 1995 and $2,400 in 1994. Note that in
November 1995, a director, who is also the husband of the Chairman of the Board, entered into a one year consulting agreement with the Company. The agreement, which expired in November 1996, is currently being extended on a monthly basis.

13.      Business Segment and Export Data:

         The Company's revenues are derived principally from the sale of cosmetics and health and beauty aid products in one business segment. The Company's financial information relating to domestic and foreign operations is as follows:

                                   1996              1995              1994
                                   ----              ----              ----
Revenues:
     Domestic                  $ 6,642,885        $ 8,151,622       $ 9,937,430
     International(1)            4,978,058          5,112,361         7,165,801
                               -----------        -----------       -----------
                               $11,620,943        $13,263,983       $17,103,231
                               ===========        ===========       ===========
Identifiable assets:
     Domestic                  $ 7,139,963        $ 7,238,708       $13,981,450
     International(1)            5,535,378          4,954,799        10,401,039
                               -----------        -----------       -----------
                               $12,675,341        $12,193,507       $24,382,489
                               ===========        ===========       ===========
Operating income (loss):
     Domestic                  $ 1,342,071        $(3,559,126)      $(1,425,275)
     International (1)            (230,234)          (772,449)         (289,836)
                               -----------        -----------       -----------
                               $ 1,111,837        $(4,331,575)      $(1,715,111)
                               ===========        ===========       ===========

(1) Aloette Canada accounts for substantially all of the international sales and identifiable assets.

         Of the total domestic identifiable assets, receivables totaled $664,593 in 1996, $689,724 in 1995 and $1,518,049 in 1994.

         Of the total international assets, total receivables due from Canadian customers totaled $741,737 in 1996, $1,176,042 in 1995 and $2,074,818 in 1994.

         Three franchises owned by one individual accounted for approximately 13%, 9% and 11% of total revenues in 1996, 1995 and 1994, respectively.

14.      Supplemental Cash Flow Information:

         Noncash investing and financing activities:

         In the year ending December 31, 1996, the Company granted or refinanced 9 franchises for notes receivable of approximately $362,000. During 1995 and 1994, the Company sold and financed resales of several franchise territories for franchise notes receivable of $191,000 and $486,000, respectively.

         In March 1996, the Company repurchased one of its Canadian franchises, consisting of three potential franchise territories, as satisfaction of a note receivable of approximately $160,000. One franchise territory is being operated by the Company; one territory was resold for a note receivable and cash of approximately $110,000; and the Company expects that the third territory will eventually be sold. For the period from its acquisition through December 31, 1996, the Company operated franchise's net product sales and net earnings did not significantly affect consolidated results from operations.

         Cash paid during the year for interest and income taxes was as follows:

                                    1996            1995            1994
                                    ----            ----            ----
             Interest             $ 26,201        $260,940        $710,547
             Income taxes         $477,110        $206,456        $ 10,000


         During 1996, the Company reclassified approximately $300,000 of interest accrued as of December 31, 1995 as deferred interest in accordance with the Subordinated Note (see Notes 5 and 17).

         As of December 31, 1995, the Company had recorded $300,000 of barter credits, which are included in other assets. During 1996, the Company utilized $104,000 of these credits, with $50,000 representing noncash transactions as opposed to $18,000 in 1995.

15.      Other Income (Expense), Net:

         The following table includes the components of other income (expense), net:

                                     1996             1995             1994
                                     ----             ----             ----
         Interest income         $  239,741        $  109,682      $  225,217
         Interest expense          (199,853)         (487,279)       (730,138)
         Other income, net            6,645            83,057         237,388
                                 ----------         ---------       ---------
                                 $   46,533         $(294,540)      $(267,533)
                                 ==========         =========       =========


16.      Stock Repurchase Plan:

         The Company currently has a stock repurchase program to purchase up to 150,000 shares of the Company's common stock in the open market from time to time. As of December 31, 1996, 80,000 shares had been purchased under the plan. Of that, 50,000 shares were for the Company's Employee Stock Ownership Plan.

17.      Treasury Stock Purchase:

         On April 16, 1991, the Company purchased 777,881 of its common stock from John E. Defibaugh, Director and former President and Chief Operating Officer, for consideration of $8.4 million or approximately $10.85 per share, plus acquisition costs. Upon consummation, the Company paid Mr. Defibaugh $3.0 million of the original purchase price in cash financed through borrowings under a bank line of credit and issued a subordinated note payable for the remaining portion. The Company made a lump-sum payment of $1.5 million in April 1992. The terms of the note were restructured in January 1996. The note is currently payable in $50,000 monthly installments with interest at 7%. All interest is being deferred until the principal is paid in full. No interest payments have been made since October 1994. Interest expense related to this obligation for 1996, 1995 and 1994 was $173,220, $255,000 and $266,000,
respectively.


18.      Sale of Assets of the Manufacturing Operations:

         On June 15, 1995, the Company finalized the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. The sale included the facility, inventory and equipment. As a result of the sale of these assets, the Company recorded a charge of $3.8 million in 1995. In connection with the sale, the Company entered into a five-year supply agreement to purchase inventory at prices competitive in the industry.

         Sales from the  manufacturing  operations  were  approximately  $1.2 million for the twelve months ended December 31, 1995. The net loss from normal operations for the corresponding period was $478,000.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated by reference to the Registrant's 1997 Proxy Statement.

Item 10. EXECUTIVE COMPENSATION

         The information required under this item is incorporated by reference to the Registrant's 1997 Proxy Statement.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated by reference to the Registrant's 1997 Proxy Statement.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information required under this item is incorporated by reference to the Registrant's 1997 Proxy Statement.

                                     PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL
         STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

         1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of December 31, 1996 and 1995

                  Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,1996, 1995 and 1994.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

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

         10.2 Employee Stock Ownership Plan, as amended, of Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.3 Form of Franchise Agreement for the United States effective through June 1993, as amended (incorporated by reference to Exhibit 10.3 to Form S-3 Registration Statement dated September 22, 1989, File No. 33-30544)

         10.4 Form of Franchise Agreement for Canada, effective through June 1993, as amended (incorporated by reference to Exhibit
                  10.30 to Form S-3 Registration Statement dated June 24, 1986, File No. 33-4918)

         10.5 Form of Distributorship and License Agreement, with attached Exhibit A listing all such agreements (incorporated by reference to Exhibit 10.5 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.6 Form of Aloette Cosmetics, Inc. Consultant Agreement (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to Form S-1 Registration Statement dated June 24, 1986, File No. 33-4918)

         10.7 Form of Indemnification Agreement, by and between Aloette Cosmetics, Inc. and Officers and Directors (incorporated by reference to Exhibit 10.30 to Form 10-K dated March 28, 1988, File No. 0-15414)

         10.8 Director's Stock Warrant Plan (incorporated by reference to the 1993 Proxy Statement)

         10.9 Employment Agreement, dated April 1, 1993, by and between Patricia J. Defibaugh and Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.13 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.10 Severance Protection Agreement, dated April 1, 1993, by and between Patricia J. Defibaugh and Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.14 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.11    Share Purchase Agreement dated April 26, 1992, between John
                  E. Defibaugh and Aloette Cosmetics, Inc. for the purchase of 777,881 shares of the Company's common stock (incorporated by reference to Exhibit 10.23 to Form 10-K dated March 28, 1992, File No. 0-15414)

         10.12 Subordinated Promissory Note dated April 26, 1992, between John E. Defibaugh and Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K dated March 28, 1992, File No. 0-15414)

         10.13 Profit Sharing and Section 401(k) Salary Deferred Plan, as amended, of Aloette Cosmetics, Inc. and Superior Products Company dated February 5, 1992 (incorporated by reference to
                  Exhibit 10.17 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.14 Form of Multi-Unit Development Agreement for the United States (incorporated by reference to Exhibit 10.22 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.15 Form of Multi-Unit Development Agreement for Canada, with attached Exhibit B listing all such agreements (incorporated by reference to Exhibit 10.23 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.16 Form of Franchise Agreement for Canada, effective July 1993, as amended (incorporated by reference to Exhibit 10.25 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.17 Asset purchase agreement, by and between Aloette Cosmetics of Canada, Inc. and Aloette Cosmetiques De Quebec, Inc. (incorporated by reference to Exhibit 10.24 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.18 Agreement of Sale dated March 22, 1995 to sell the Georgia warehouse, by and between Aloette Cosmetics, Inc. and Harry
                  W. Underwood, Jr.(incorporated by reference to Exhibit 10.24 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.19 Contract of Sale of the Manufacturing Operations (incorporated by reference to Form 8K dated June 16, 1995)

         10.20 Agreement of sale of assets of manufacturing operations (incorporated by reference to Form 8K dated June 16, 1995)

         10.21 Form of Franchise Agreement effective September 1995 (incorporated by reference to Exhibit 10.25 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.22 Consulting agreement dated November 14, 1995, by and between Aloette Cosmetics, Inc. and Subsidiaries and John E. Defibaugh incorporated by reference to Exhibit 10.26 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.23 Loan Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.27 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.24 Line of Credit Note dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.28 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.25 Security Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.29 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.26 Open-end Mortgage and Security Agreement dated January 4, 1996, by and between PNC Bank, and Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.29 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.27 Agreement of Sale dated June 7, 1996 to sell the two condominiums in Pennsylvania, by and between Aloette Cosmetics, Inc. and Architectural Alliance.

         10.28 Amendment to Subordinated Promissory Note dated April 26, 1992, by and between John E. Defibaugh and Aloette Cosmetics, Inc. dated April , 1996.

         10.29 Amendment to Loan Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries effective as of December 31, 1996.

         10.30 Amendment to Line of Credit Note dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries effective as of December 31, 1996.

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

         19.      Not applicable

         21.      Subsidiaries of the Registrant

         22.      Not applicable

         23.      Consent of Coopers & Lybrand L.L.P., independent accountants

         24.      Not applicable

         27.      Financial Data Schedule

         28.      Not applicable

         99.      None

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

       Column A                  Column B                   Column C                  Column D                  Column E
       --------                  --------                   --------                  --------                  --------
                                                            Additions
                                                            ---------
              `                Balance at        Charged to        Charged to       Other Change               Balance at
                                Beginning         Costs and      Other Accounts      Add (Deduct)                  End
                                 of Year          Expenses         (Describe)       (Describe) (1)               of Year

-------------------------------------------------------------------------------------------------------------------------
    Allowance for doubtful
     accounts - product:
             1996                $110,000         67,000                              (35,000)                   $142,000
             1995                 125,000         95,000                             (110,000)                    110,000
             1994                  58,000        313,000                             (246,000)                    125,000

    Allowance for doubtful
     accounts - franchise
     notes receivable:
             1996                $270,000         97,000                             (197,000)                   $170,000
             1995                  15,000        367,000                             (112,000)                    270,000
             1994                  15,000         26,000                              (26,000)                     15,000

    Reserve for obsolete
      inventory:
             1996                $677,000         95,000                             (148,000)                   $624,000
             1995                 638,000        364,000                             (325,000)                    677,000
             1994                 353,000        345,000                              (60,000)                    638,000


(1)      Uncollectible accounts or inventories written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALOETTE COSMETICS, INC.

/s/  Patricia J. Defibaugh                        /s/ Jean M. Lewis
---------------------------                       ------------------
     Patricia J. Defibaugh                        Jean M. Lewis
     President and Chief Operating Officer        Vice President of Finance (Principal
                                                  Financial and Accounting Officer)

     Date: March  27, 1997                        Date: March  27, 1997
    ----------------------                       ----------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

           Signature                                     Title                          Date
           ---------                                     -----                          ----

/s/  Patricia J. Defibaugh                        Chairman and Director              March 27, 1997
     ---------------------------
     Patricia J. Defibaugh


/s/  Robert B. Throm                                    Director                     March 27, 1997
     ---------------------------
     Robert B. Throm



/s/  John E. Defibaugh                                  Director                     March 27, 1997
     ---------------------------
     John E. Defibaugh



/s/  William Albertus, Sr.                              Director                     March 27, 1997
     ---------------------------
     William Albertus, Sr.



/s/  Mark J. DeNino                                     Director                     March 27, 1997
     ---------------------------
     Mark J. DeNino

                                  EXHIBIT INDEX



                                                        PAGE NO. IN SEQUENTIAL
EXHIBIT NO.                                             NUMBERING SYSTEM
--------------------------------------------------------------------------------
10.27

10.28

10.29

10.30

11

21

23

27