Form 10QSB
period 1997-03-31
ALOETTE COSMETICS INC
filed 1997-05-15
CIK 792160

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15414

For the transition period from          to
                               --------    --------

                             ALOETTE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-2056003
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1301 Wright's Lane East, West Chester, PA                     19380
(Address of principal executive office)                     (Zip Code)

                                (610)-692-0600
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No     .
    ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value - 2,157,253 shares as of May 9, 1997

                                      INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION                                         PAGE
                                                                      ----
Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1997                 1
           (unaudited) and December 31, 1996

           Consolidated Statements of Operations - Three                2
           months ended March 31, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows -                      3
           Three months ended March 31, 1997 and 1996
           (unaudited)

           Notes to Consolidated Financial Statements -                 4
           March 31, 1997 (unaudited)

Item 2.  Management's Discussion and Analysis of                        6
         Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              8

Item 2.  Changes in Securities                                          8

Item 3.  Defaults Upon Senior Securities                                8

Item 4.  Submission of Matters to a Vote of                             8
         Security Holders

Item 5.  Other Information                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                              9

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein include statements with respect to (i) a change in trend of retail sales and (ii) that revenues will be slow to recover. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,           December 31,
                                                                                 1997                  1996
                                                                              (Unaudited)
             ASSETS
Current assets:
  Cash and cash equivalents                                                   $  3,813,536            $ 4,238,182
  Accounts receivable, less allowance
     of $137,000 and $142,000, respectively                                        932,360                814,000
  Current portion of notes receivable,
     less allowance of $167,000 and $170,000,                                      202,464                197,759
         respectively
  Inventories                                                                    2,903,660              2,723,916
  Prepaid expenses and other current assets                                        442,509                567,543
  Deferred income taxes                                                            234,500                229,500
                                                                               -----------            -----------
         Total current assets                                                    8,529,029              8,770,900

Cost in excess of net assets acquired, net                                         437,848                450,358
Notes receivable, less current portion                                             411,902                460,089
Property, plant and equipment, net                                               2,565,159              2,627,868
Other assets                                                                       336,524                366,126
                                                                               -----------            -----------
         Total assets                                                          $12,280,462            $12,675,341
                                                                               ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
                 LIABILITIES
Current liabilities:
  Current maturities of long-term debt                                         $   604,117            $   604,261
  Accounts payable                                                                 415,826                357,404
  Accrued expenses                                                                 405,333                792,189
  Accrued compensation and benefits                                                149,055                187,021
  Current portion, deferred franchise fee revenue                                   85,992                 85,981
                                                                               -----------            -----------
                Total current liabilities                                        1,660,323              2,026,856

Deferred interest                                                                  509,653                474,216
Deferred income taxes                                                              106,000                152,000
Long-term debt, less current maturities                                          1,406,707              1,556,707
Deferred franchise fee revenue, less current portion                                83,617                 87,773
                                                                               -----------            -----------
               Total liabilities                                                 3,766,300              4,297,552
                                                                               -----------            -----------

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of March 31, 1997 and December 31, 1996                            25,000                 25,000
Additional paid-in capital                                                       7,457,292              7,457,292
Unearned ESOP shares                                                               (71,250)               (71,250)
Cumulative currency translation adjustments                                     (1,125,861)            (1,122,944)
Retained earnings                                                               10,990,107             10,850,817
Less:  Common stock in treasury, at cost,
  805,881 shares                                                                (8,761,126)            (8,761,126)
                                                                               -----------            -----------
              Total shareholders' equity                                         8,514,162              8,377,789
                                                                               -----------            -----------
              Total liabilities and shareholders'
                  equity                                                       $12,280,462            $12,675,341
                                                                               ===========            ===========

          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                       1997                       1996
Revenues:
Net product sales                                   $2,129,486                  $2,392,127
Revenue from franchise operations                      352,629                     424,076
Sales of franchises                                      3,004                       5,265
                                                    ----------                  ----------
                                                     2,485,119                   2,821,468
                                                    ----------                  ----------

Cost and expenses:
Cost of product sales                                1,251,739                   1,435,121
Selling, general and administrative                  1,079,431                   1,142,497
Sales of franchises                                     10,305                      39,167
                                                    ----------                  ----------
                                                     2,341,475                   2,616,785
                                                    ----------                  ----------

Operating income                                       143,644                     204,683
Other income (expense), net                             22,646                     (59,939)
                                                    ----------                  ----------
Income before income taxes                             166,290                     144,744
Provision (benefit) for income taxes                    27,000                     (15,000)
                                                    ----------                  ----------
Net income                                          $  139,290                  $  159,744
                                                    ==========                  ==========

------------------------------------------------------------------------------------------

Per share data:

Net income                                          $      .06                  $      .07
                                                    ==========                  ==========

Dividends                                                    -                           -
                                                    ==========                  ==========

Weighted average shares
     outstanding                                     2,157,253                   2,157,253
                                                    ==========                  ==========

------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                               1997                     1996
Cash flow from operating activities:

Net income                                                                  $  139,290               $  159,744
Adjustments to reconcile net income to cash provided
   by (used in) operating activities:
       Depreciation & amortization                                             120,048                  137,792
       Provision for doubtful accounts and notes receivable                     19,361                   21,133
       Loss on sale of property, plant and equipment                             -                       41,573
       Franchise fee revenue                                                    (3,004)                  (5,265)
       Deferred interest                                                        35,437                    -
       Other                                                                      (874)                   -

Changes in operating assets and liabilities:
       (Increase) in receivables                                              (157,340)                (177,456)
       (Increase) in inventories                                              (190,226)                (181,939)
       (Increase) decrease in prepaid and other current assets                (118,240)                  16,783
       Increase (decrease) in accounts payable and accrued expenses           (162,113)                 278,962
                                                                            ----------               ----------
Net cash provided by (used in) operating activities                           (317,661)                 291,327
                                                                            ----------               ----------


Cash flows from investing activities:
       Proceeds of notes receivable, net                                        38,631                   30,369
       Purchase of property, plant and equipment                               (12,935)                    (613)
       Decrease in other assets                                                 10,245                   29,636
                                                                            ----------               ----------
Net cash provided by investing activities                                       35,941                   59,392
                                                                            ----------               ----------


Cash flows from financing activities:
       Payment of long-term debt                                              (150,144)                 (65,758)
                                                                            ----------               ----------
Net cash  (used in) financing activities                                      (150,144)                 (65,758)
                                                                            ----------               ----------

Effect of exchange rate changes on cash                                          7,218                   19,300
                                                                            ----------               ----------
Net increase (decrease) in cash and cash equivalents                          (424,646)                 304,261
Cash and cash equivalents at beginning of year                               4,238,182                1,024,114
                                                                            ----------               ----------
Cash and cash equivalents at end of period                                  $3,813,536               $1,328,375
                                                                            ==========               ==========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

MARCH 31, 1997


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

2.       Inventories

         At March 31, 1997 and December 31, 1996, inventories consisted of the following:

                                             1997                     1996

           Finished goods                 $2,101,450               $1,930,947
           Work in process                    -                         4,645
           Raw materials                     802,210                  788,324
                                          ----------               ----------
                                          $2,903,660               $2,723,916
                                          ==========               ==========

3.       Supplemental Cash Flow Information

         Non cash investing and financing activities:

         In March 1996, the Company reacquired a franchise in satisfaction of net notes receivable of approximately $160,000. No franchises were reacquired in the first quarter of 1997. There were no franchises sold or refinanced in either first quarter.

         During the first quarter of 1997, the Company utilized approximately $1,500 of barter credits for inventory purchases compared to $53,000 in the first quarter of 1996.

4.       Subsequent Events

         The Board of Directors of the Company approved an increase in the number of shares available for repurchase under a previously announced stock repurchase program to 500,000 shares of the Company's common stock. The stock may be purchased in the open market from time to time.

5.    New Accounting Standard - Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which will replace the current rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Statement No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations.

         The Company will be required to adopt Statement No. 128 in the fourth quarter of 1997 and, as required by the standard, will restate all prior period earnings per share data. The new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION


ASSETS:

         Cash and cash equivalents were $3.8 million, or 31% of total assets. Cash and cash equivalents decreased approximately $425,000 from approximately $4.2 million at December 31, 1996 primarily due to an increase in inventories and a reduction in accrued expenses. Inventories increased to $2.9 million as of March 31, 1997 from $2.7 million at December 31, 1996. The increase in inventories was attributable to an increase in skin care finished goods in anticipation of seasonally higher sales levels typically experienced during the second quarter and associated purchases made to take advantage of certain volume discounts.


LIABILITIES AND SHAREHOLDERS' EQUITY:

         Total liabilities decreased $500,000 to approximately $3.8 million as of March 31, 1997 from approximately $4.3 million as of December 31, 1996. The decrease was attributable to payments made (i) to reduce outstanding debt; (ii) as part of lawsuit settlements; and (iii) as foreign tax payments.

RESULTS OF OPERATIONS:

Net Income

         The Company reported net income of approximately $139,000, or $.06 per share, compared to $160,000, or $.07 per share, for the three months ended March 31, 1997 and 1996, respectively. Income before taxes of $166,000 for the first quarter of 1997 represented an increase of $21,000, or 15%, compared to $145,000 for the first quarter of 1996. While income before taxes increased slightly in 1997, net income on a comparative basis was affected by an increase in the tax provision, resulting from the non-recurring impact associated with the utilization of a net operating loss carryforward in 1996. Operating income for the first quarter of 1997 was $144,000 compared to $205,000 for the first quarter of 1996. While the Company continued to benefit from reductions in costs and expenses, operating income was negatively impacted by the decline in revenues discussed below.

Revenues

         For the current quarter, total revenues decreased approximately $340,000, or 12%, to $2.5 million from $2.8 million in the first quarter of 1996. Net product sales were $2.1 million in the first quarter of 1997 versus $2.4 million in the comparable period in 1996. The decrease in revenues was related to the decrease in retail sales, sales by franchises to their customers. In the U.S., retail sales declined 14% to $4.3 million at March 31, 1997 from $5.0 million for the first quarter of 1996. Similarly, the Canadian subsidiary experienced an 18% decrease to approximately $3.2 million at March 31, 1997 from $3.9 million for the first quarter of 1996. The decline was attributable to a reduction in the Company's independent sales force, consisting of Beauty Consultants and Managers, and the termination in prior quarters of certain franchises in the U.S. which were not in compliance with the Company's franchise agreements or operating procedures.

         In order to reverse the current trend in revenues the Company is continuing to promote the franchise opportunities in open territories as well as explore other methods to accelerate the development of specific geographic areas, to introduce enhanced recruiting materials and incentives and to expand its new product introductions. While the Company cannot provide any assurances that it will be successful in altering the trend in retail sales, and thus revenues, management does expect, however, that revenues will be slow to recover.

Cost of Product Sales

         Cost of product sales as a percentage of net product sales decreased to 59% for the first quarter of 1997 from 60% for the first quarter of 1996. The decrease was primarily attributable to improved margins at the Canadian subsidiary resulting from lower expenses related to custom duty and improved internal controls. Although management will continue to explore methods to improve margins by continuing to negotiate discounts with certain suppliers and increase controls in purchasing, it is expected that this percentage will remain relatively constant in 1997 as compared to 1996.

Expenses

         Total selling, general and administrative expenses decreased approximately $60,000, or 6%, to $1.1 million for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The decrease resulted from continued cost reduction initiatives implemented in prior periods. The cost reduction initiatives included more efficient staff levels, reduced maintenance costs and limited use of consultants. Although management will continue to evaluate additional areas for expense reductions, further expenditures and investments to alter the current revenue trend are being considered.

Other Income (Expense), Net

         For the first quarter of 1997 the Company recorded net other income of $23,000 compared to net other expense of $60,000 for the first quarter of 1996. This $83,000 positive change is attributable to a decrease in interest expense due to the lower outstanding debt balance in 1997 and an increase in interest income resulting from the increase in cash and cash equivalents.

Income Taxes

         The Company recorded a $27,000 provision for income taxes for the three months ended March 31, 1997 compared to a $15,000 benefit for income taxes for the three months ended March 31, 1996. The tax benefit recorded in 1996 was primarily attributable to the utilization of a net operating loss carryforward.


LIQUIDITY AND CAPITAL RESOURCES:

         At March 31, 1997, the Company held over $3.8 million in cash and cash equivalents and had no outstanding borrowings under its $1.0 million line of credit. Working capital increased approximately $100,000 to over $6.8 million as of March 31, 1997. Under its current financing arrangements, the Company is subject to certain covenants including maintaining certain financial ratios, restricting the payment of dividends and imposing restrictions on additional indebtedness and capital expenditures. The Company was in compliance with all such covenants at March 31, 1997.

         In April 1997, the Company announced an increase in the number of shares available for repurchase under a previously announced stock repurchase program to 500,000 shares of the Company's common stock. The stock may be purchased in the open market from time to time.

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

     Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ALOETTE COSMETICS, INC.
                                   ------------------------------
                                  (Registrant)



Date:    May 15, 1997              /s/ Patricia J. Defibaugh
                                   -------------------------
                                   Patricia J. Defibaugh,
                                   Chairman of the Board, President,
                                   Chief Executive and Operating Officer


Date:    May 15, 1997              /s/ Jean M. Lewis
                                   -----------------
                                   Jean M. Lewis,
                                   Vice President of Finance
                                   (Principal Financial Officer)