Form 10QSB
period 1997-06-30
ALOETTE COSMETICS INC
filed 1997-08-14
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

Commission file number 0-15414

For the transition period from              to
                               ------------    --------------


                             ALOETTE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-2056003
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1301 Wright's Lane East, West Chester, PA                        19380
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

Yes   X   No     .
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value - 2,104,253 shares as of August 13, 1997

                                      INDEX

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1997                       1
         (unaudited) and December 31, 1996

         Consolidated Statements of Operations - Three and                 2
         six months ended June 30, 1997 and 1996
         (unaudited)

         Consolidated Statements of Cash Flows -                           3
         Six months ended June 30, 1997 and 1996
         (unaudited)

         Notes to Consolidated Financial Statements -                      4
         June 30, 1997 (unaudited)

Item 2.  Management's Discussion and Analysis of                           6
         Financial Condition and Results of Operations

Part II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                 8

Item 2.  Changes in Securities                                             8

Item 3.  Defaults Upon Senior Securities                                   8

Item 4.  Submission of Matters to a Vote of                                8
         Security Holders

Item 5.  Other Information                                                 8

Item 6.  Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                 9
----------

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein include statements with respect to (i) changes in the trend of retail sales and (ii) the slow recovery of revenues. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,             December 31,
                                                                        1997                   1996
                                                                   ------------            ------------
                                                                    (Unaudited)
             ASSETS
Current assets:
  Cash and cash equivalents                                        $  4,213,393            $  4,238,182
  Accounts receivable, less allowance
     of $123,000 and $142,000, respectively                             978,474                 814,000
  Current portion of notes receivable,
     less allowance of $167,000 and $170,000,
     respectively                                                       212,904                 197,759
  Inventories                                                         2,934,596               2,723,916
  Prepaid expenses and other current assets                             414,657                 567,543
  Deferred income taxes                                                 237,500                 229,500
                                                                   ------------            ------------
         Total current assets                                         8,991,524               8,770,900

Cost in excess of net assets acquired, net                              425,338                 450,358
Notes receivable, less current portion                                  377,562                 460,089
Property, plant and equipment, net                                    2,486,099               2,627,868
Other assets                                                            299,524                 366,126
                                                                   ------------            ------------
         Total assets                                              $ 12,580,047            $ 12,675,341
                                                                   ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES
Current liabilities:
  Current maturities of long-term debt                             $    604,117            $    604,261
  Accounts payable                                                      460,283                 357,404
  Accrued expenses                                                      752,685                 792,189
  Accrued compensation and benefits                                     107,018                 187,021
  Current portion, deferred franchise fee revenue                        99,931                  85,981
                                                                   ------------            ------------
                Total current liabilities                             2,024,034               2,026,856

Deferred interest                                                       542,940                 474,216
Deferred income taxes                                                   116,000                 152,000
Long-term debt, less current maturities                               1,256,707               1,556,707
Deferred franchise fee revenue, less current portion                     85,329                  87,773
                                                                   ------------            ------------
               Total liabilities                                      4,025,010               4,297,552
                                                                   ------------            ------------

SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of June 30, 1997 and December 31, 1996                  25,000                  25,000
Additional paid-in capital                                            7,457,292               7,457,292
Unearned ESOP shares                                                    (71,250)                (71,250)
Cumulative currency translation adjustments                          (1,128,918)             (1,122,944)
Retained earnings                                                    11,197,701              10,850,817
Less:  Common stock in treasury, at cost, 858,881 shares
       and 805,881 shares in 1997 and 1996, respectively             (8,924,788)             (8,761,126)
                                                                   ------------            ------------

              Total shareholders' equity                              8,555,037               8,377,789
                                                                   ------------            ------------
              Total liabilities and shareholders' equity           $ 12,580,047            $ 12,675,341
                                                                   ============            ============

          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended June 30,                  Six Months Ended June 30,
                                                  1997                  1996                  1997                  1996
                                              -----------           -----------            -----------           -----------
Revenues:
Net product sales                             $ 2,298,316           $ 2,663,878            $ 4,427,801           $ 5,056,005
Revenue from franchise operations                 405,027               472,359                757,656               896,435
Sales of franchises                                20,335                34,284                 23,339                39,549
                                              -----------           -----------            -----------           -----------
                                                2,723,678             3,170,521              5,208,796             5,991,989
                                              -----------           -----------            -----------           -----------

Costs and expenses:
Cost of product sales                           1,340,081             1,625,721              2,591,820             3,060,843
Selling, general and administrative             1,108,153             1,085,694              2,187,584             2,228,191
Sales of franchises                                 8,728                71,719                 19,033               110,886
                                              -----------           -----------            -----------           -----------
                                                2,456,962             2,783,134              4,798,437             5,399,920
                                              -----------           -----------            -----------           -----------

Operating income                                  266,716               387,387                410,359               592,069
Other income (expense), net                         7,880                  (103)                30,526               (60,041)
                                              -----------           -----------            -----------           -----------
Income before income taxes                        274,596               387,284                440,885               532,028
Provision for income taxes                         67,000                95,000                 94,000                80,000
                                              -----------           -----------            -----------           -----------

Net income                                    $   207,596           $   292,284            $   346,885           $   452,028
                                              ===========           ===========            ===========           ===========


----------------------------------------------------------------------------------------------------------------------------


Per share data:

Net income                                    $       .10           $       .14            $       .16           $       .21
                                              ===========           ===========            ===========           ===========

Dividends                                            --                    --                     --                    --
                                              ===========           ===========            ===========           ===========

Weighted average shares outstanding             2,141,769             2,157,253              2,149,468             2,157,253
                                              ===========           ===========            ===========           ===========


-----------------------------------------------------------------------------------------------------------------------------
















          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                 1997                   1996
                                                                              -----------            -----------
Cash flow from operating activities:

Net income                                                                    $   346,885            $   452,028
Adjustments to reconcile net income to cash provided
   by (used in) operating activities:
       Depreciation & amortization                                                219,320                265,183
       Provision for doubtful accounts and notes receivable                        42,309                 47,036
       (Gain) loss on sale of property, plant and equipment                           (81)                43,085
       Franchise fee revenue                                                       (7,339)               (19,549)
       Deferred interest                                                           68,724                 92,892
       Other                                                                         (873)                 3,802

Changes in operating assets and liabilities:
       (Increase) decrease in receivables                                        (211,385)                24,436
       (Increase) decrease in inventories                                        (210,227)               240,450
       (Increase) decrease in prepaid and other current assets                    (82,492)                 6,476
       Increase (decrease) in accounts payable and accrued expenses               188,373                (84,818)
                                                                              -----------            -----------
Net cash provided by operating activities                                         353,214              1,071,021
                                                                              -----------            -----------


Cash flows from investing activities:
       Proceeds of notes receivable, net                                           87,012                129,278
       Purchase of property, plant and equipment                                  (25,713)               (36,044)
       Proceeds from sale of property, plant and equipment                          1,751                186,488
       Decrease in other assets                                                    20,203                 36,883
                                                                              -----------            -----------
Net cash provided by investing activities                                          83,253                316,605
                                                                              -----------            -----------


Cash flows from financing activities:
       Purchase of treasury stock                                                (163,662)                  --
       Payment of long-term debt                                                 (300,144)              (388,255)
                                                                              -----------            -----------
Net cash  (used in) financing activities                                         (463,806)              (388,255)
                                                                              -----------            -----------

Effect of exchange rate changes on cash                                             2,550                  9,605
                                                                              -----------            -----------
Net increase (decrease) in cash and cash equivalents                              (24,789)             1,008,976
Cash and cash equivalents at beginning of year                                  4,238,182              1,024,114
                                                                              -----------            -----------
Cash and cash equivalents at end of period                                    $ 4,213,393            $ 2,033,090
                                                                              ===========            ===========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

JUNE 30, 1997


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


2.       Inventories

         At June 30, 1997 and December 31, 1996 inventories consisted of the following:

                                         1997                 1996
                                      ----------           ----------
           Finished goods             $2,160,565           $1,930,947
           Work in process                22,744                4,645
           Raw materials                 751,287              788,324
                                      ----------           ----------
                                      $2,934,596           $2,723,916
                                      ==========           ==========

3.       Supplemental Cash Flow Information

         Non cash investing and financing activities:

         In March 1996, the Company reacquired a franchise in satisfaction of net notes receivable of approximately $160,000. No franchises were reacquired in 1997. In addition, in 1996 there were six franchises sold or refinanced for notes receivable of approximately $280,000 compared to 1997, in which one franchise was sold for a note receivable of $20,000.

         During the first six months of 1997, the Company utilized approximately $12,000 of barter credits for inventory purchases compared to $72,000 for the same period in 1996.

4.       Stock Repurchase Program

         The Board of Directors of the Company approved an increase in the number of shares available for repurchase under a previously announced stock repurchase program to 500,000 shares of the Company's common stock. The stock may be purchased in the open market from time to time. As of June 30, 1997 the Company had repurchased 53,000 shares of common stock.

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

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION


ASSETS:

         At June 30, 1997, cash and cash equivalents were approximately $4.2 million, or 34% of total assets. Inventories increased to $2.9 million as of June 30, 1997 from $2.7 million at December 31, 1996. The increase in inventories was primarily attributable to an increase in skin care finished goods and an increase in components required for new product introductions scheduled for late in the third quarter. The company also increased inventory in anticipation of seasonally higher sales levels typically experienced during the second quarter as well as associated purchases made to take advantage of certain volume discounts.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         Total liabilities decreased $300,000 to approximately $4.0 million as of June 30, 1997 from approximately $4.3 million as of December 31, 1996. The decrease was attributable to payments made (i) to reduce outstanding debt; and
(ii) as foreign tax payments. Treasury stock increased to $8.9 million due to the repurchase of 53,000 shares of the Company's common stock under the stock repurchase program.

RESULTS OF OPERATIONS:

Net Income

         The Company reported net income of approximately $347,000, or $.16 per share, compared to $452,000, or $.21 per share, for the six months ended June 30, 1997 and 1996, respectively. Net income was $208,000 and $292,000 for the second quarters of 1997 and 1996, respectively. Operating income for the first six months of 1997 was $410,000 compared to $592,000 for the first six months of 1996. While the Company continued to benefit from reductions in costs and expenses, operating income was negatively impacted by the decline in revenues discussed below.

Revenues

         Total revenues for the first six months of 1997 decreased approximately $783,000, or 13%, to $5.2 million from 6.0 million in the first six months of 1996. Net product sales were $4.4 million in the first half of 1997 versus $5.1 million in the comparable period in 1996. The decrease in revenues was related to the decrease in retail sales -- sales by franchises to their customers. In the U.S., retail sales declined 10% to $9.5 million at June 30, 1997 from $10.6 million for the period ended June 30, 1996. Similarly, the Canadian subsidiary experienced an 18% decrease to approximately $6.8 million at June 30, 1997 from $8.3 million for the first six months of 1996. The decline in retail sales was attributable to a reduction in the Company's independent sales force, consisting of Beauty Consultants and Managers, and the termination in prior quarters of certain franchises in the U.S. which were not in compliance with the Company's franchise agreements or operating procedures.

         Total revenues were $2.7 million and $3.2 million for the second quarter of 1997 and 1996, respectively. Net product sales were $2.3 million and $2.7 million for the same periods.

         In order to attempt to reverse the current trend in revenues, the Company is continuing to promote franchise opportunities in open territories, as well as explore other methods to accelerate the development of specific geographic areas, to introduce enhanced recruiting materials and incentives and to expand its new product introductions. While the Company cannot provide any assurances that it will be successful in altering the trend in retail sales, and thus revenues, management does expect, that revenues will be slow to recover.

Cost of Product Sales

         Cost of product sales as a percentage of net product sales decreased to 59% for the first six months of 1997 from 60% for the first six months of 1996. The decrease was primarily attributable to improved margins at the Canadian subsidiary which resulted from lower expenses related to custom duty and improved internal controls. Although management will continue to explore methods to improve margins by continuing to negotiate discounts with certain suppliers and increase controls in purchasing, it is expected that this percentage will remain relatively constant in 1997 as compared to 1996.

Expenses

         Year to date total selling, general and administrative expenses decreased approximately $41,000, or 2%, for the period ended June 30, 1997 compared to June 30, 1996. The decrease resulted from continued cost reduction initiatives implemented in prior periods. The cost reduction initiatives include more efficient staff levels, reduced maintenance costs and limited use of consultants. Although management will continue to evaluate additional areas for expense reductions, further expenditures and investments to alter the current revenue trend are being considered.

         The costs associated with the sales of franchises decreased $92,000 to $19,000 at June 30, 1997 compared to $111,000 at June 30,1996. The decrease was due to a reduction in breakaway credits given to existing franchisees as a result of a Beauty Consultant purchasing a franchise from the Company. The majority of such credits were for the period beginning in the fourth quarter of 1995 through the third quarter of 1996. Management does not expect that the breakaway fee expense will increase during 1997.

Other Income (Expense), Net

         For the first six months of 1997, the Company recorded net other income of $30,000 compared to net other expense of $60,000 for the first six months of 1996. This $90,000 positive change is attributable to a decrease in interest expense due to the lower outstanding debt balance in 1997 and an increase in interest income resulting from the increase in cash and cash equivalents.

Income Taxes

         The Company recorded a $94,000 provision for income taxes for the six months ended June 30, 1997 compared to a $80,000 provision for income taxes for the six months ended June 30, 1996. The lower provision in 1996 was primarily attributable to the utilization of a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES:

         At June 30, 1997, the Company held over $4.2 million in cash and cash equivalents and had no outstanding borrowings under its $1.0 million line of credit. Working capital increased approximately $200,000 to approximately $7.0 million as of June 30, 1997. Under its current financing arrangements, the Company is subject to certain covenants which included maintaining certain financial ratios, restricting the payment of dividends and imposing restrictions on additional indebtedness and capital expenditures. The Company was in compliance with all such covenants at June 30, 1997.

         In April 1997, the Company announced an increase in the number of shares available for repurchase under a previously announced stock repurchase program to 500,000 shares of the Company's common stock. The stock may be purchased in the open market from time to time. As of June 30, 1997 the Company had repurchased 53,000 shares of common stock.

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

     None

Item 3.  Defaults upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On May 27, 1997, the Company held its Annual Meeting of Shareholders. As of the record date for such Annual Meeting there were 2,157,253 shares of Common Stock outstanding and eligible to vote.

     (b)  Not Applicable

     (c)  (i)   Election of Directors

                                                                                     Abstentions &
                     Name of Nominee              Votes For      Votes Withheld     Broker & Non-Votes
                     ---------------              ---------      --------------     ------------------
                     William J. Albertus, Sr.     1,928,641          43,599                --
                     Robert B. Throm              1,928,641          43,599                --

         (ii) Ratification of Cooper & Lybrand L.L.P. as the Company's Independent Auditor

                     For               1,936,250
                     Against               3,918
                     Abstain              32,072

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibit 11 - Schedule of Computation of Per Share Earnings

           Exhibit 27 - Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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



                                      ALOETTE COSMETICS, INC.
                                      ----------------------------------
                                      (Registrant)



Date:  August 13, 1997                 /s/ Patricia J. Defibaugh
                                       ---------------------------------
                                       Patricia J. Defibaugh,
                                       Chairman of the Board, President,
                                       Chief Executive and Operating Officer


Date:  August 13, 1997                 /s/ Jean M. Lewis
                                       ----------------------------------
                                       Jean M. Lewis,
                                       Vice President of Finance
                                       (Principal Financial Officer)