Form 10QSB
period 1997-09-30
ALOETTE COSMETICS INC
filed 1997-11-12
CIK 792160

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file number 0-15414

For the transition period from                to
                                     --------     ---------


                            ALOETTE COSMETICS, INC.
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-2056003
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1301 Wright's Lane East, West Chester, PA                  19380
(Address of principal executive office)                 (Zip Code)

                                (610) 692-0600
             (Registrant's telephone number, including area code)

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

Yes  X  No
   ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par value - 2,104,253 shares as of November 11, 1997

                                     INDEX

                   ALOETTE COSMETICS, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION                                        PAGE
                                                                      ----
Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 1997             1
           (unaudited) and December 31, 1996

           Consolidated Statements of Operations - Three and            2
           nine months ended September 30, 1997 and 1996
           (unaudited)

           Consolidated Statements of Cash Flows -                      3
             Nine months ended September 30, 1997 and 1996
           (unaudited)

           Notes to Consolidated Financial Statements -                 4
           September 30, 1997 (unaudited)

Item 2.  Management's Discussion and Analysis of                        6
         Financial Condition and Results of Operations

Part II.      OTHER INFORMATION

Item 1.  Legal Proceedings                                              8

Item 2.  Changes in Securities                                          8

Item 3.  Defaults Upon Senior Securities                                8

Item 4.  Submission of Matters to a Vote of                             8
         Security Holders

Item 5.  Other Information                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                              9

             CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
      PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "projects," "estimates," "intends," "anticipates," "expects," and similar expressions, and include statements with respect to (i) changes in the trend of retail sales and (ii) the slow recovery of revenues. In addition, forward-looking statements are identified by discussions of strategies that involve risks and uncertainties. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                   ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            September 30,            December 31,
                                                                                1997                     1996
                                                                            -------------            ------------
                                                                             (Unaudited)
             ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 3,919,831            $ 4,238,182
  Accounts receivable, less allowance
     of $144,000 and $142,000, respectively                                      1,024,608                814,000
  Current portion of notes receivable,
     less allowance of $68,000 and $170,000, respectively                          206,027                197,759
  Inventories                                                                    3,052,398              2,723,916
  Prepaid expenses and other current assets                                        403,826                567,543
  Deferred income taxes                                                            216,000                229,500
                                                                               -----------            -----------
         Total current assets                                                    8,822,690              8,770,900

Cost in excess of net assets acquired, net                                         412,828                450,358
Notes receivable, less current portion                                             326,373                460,089
Property, plant and equipment, net                                               2,384,067              2,627,868
Other assets                                                                       327,705                366,126
                                                                               -----------            -----------
         Total assets                                                          $12,273,663            $12,675,341
                                                                               ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
         LIABILITIES
Current liabilities:
  Current maturities of long-term debt                                         $   600,000            $   604,261
  Accounts payable                                                                 485,294                357,404
  Accrued expenses                                                                 521,509                792,189
  Accrued compensation and benefits                                                 71,032                187,021
  Current portion, deferred franchise fee revenue                                   98,727                 85,981
                                                                               -----------            -----------
                Total current liabilities                                        1,776,562              2,026,856

Deferred interest                                                                  574,031                474,216
Deferred income taxes                                                              111,000                152,000
Long-term debt, less current maturities                                          1,105,720              1,556,707
Deferred franchise fee revenue, less current portion                                62,936                 87,773
                                                                               -----------            -----------
               Total liabilities                                                 3,630,249              4,297,552
                                                                               -----------            -----------

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and outstanding
  as of September 30, 1997 and December 31, 1996                                    25,000                 25,000
Additional paid-in capital                                                       7,457,292              7,457,292
Unearned ESOP shares                                                               (71,250)               (71,250)
Cumulative currency translation adjustments                                     (1,166,272)            (1,122,944)
Retained earnings                                                               11,323,432             10,850,817
Less:  Common stock in treasury, at cost, 858,881 shares
  and 805,881 shares in 1997 and 1996, respectively                             (8,924,788)            (8,761,126)
                                                                               -----------            -----------
              Total shareholders' equity                                         8,643,414              8,377,789
                                                                               -----------            -----------
              Total liabilities and shareholders'  equity                      $12,273,663            $12,675,341
                                                                               ===========            ===========



         See accompanying notes to consolidated financial statements.

                   ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three Months Ended September 30,           Nine Months Ended September 30,
                                               1997                  1996                1997                 1996
                                             ---------             --------            --------             --------
Revenues:
Net product sales                            $1,853,682           $2,311,725           $6,281,483           $7,367,730
Revenue from franchise operations               333,922              386,001            1,091,578            1,282,436
Sales of franchises                               3,401                4,047               26,740               43,596
                                             ----------           ----------           ----------           ----------
                                              2,191,005            2,701,773            7,399,801            8,693,762
                                             ----------           ----------           ----------           ----------

Costs and expenses:
Cost of product sales                         1,115,561            1,391,566            3,707,381            4,452,409
Selling, general and administrative             927,546            1,087,092            3,115,130            3,315,283
Sales of franchises                               1,248               22,137               20,281              133,023
                                             ----------           ----------           ----------           ----------
                                              2,044,355            2,500,795            6,842,792            7,900,715
                                             ----------           ----------           ----------           ----------

Operating income                                146,650              200,978              557,009              793,047
Other income, net                                13,082               61,710               43,607                1,669
                                             ----------           ----------           ----------           ----------
Income before income taxes                      159,732              262,688              600,616              794,716
Provision for income taxes                       34,000               54,000              128,000              134,000
                                             ----------           ----------           ----------           ----------

Net income                                   $  125,732           $  208,688           $  472,616           $  660,716
                                             ==========           ==========           ==========           ==========

----------------------------------------------------------------------------------------------------------------------


Per share data:

Net income                                   $      .06           $      .10           $      .22           $      .31
                                             ==========           ==========           ==========           ==========

Dividends                                         -                    -                    -                    -
                                             ==========           ==========           ==========           ==========

Weighted average shares
     outstanding                              2,104,253            2,157,253            2,134,231            2,157,253
                                             ==========           ==========           ==========           ==========


----------------------------------------------------------------------------------------------------------------------




         See accompanying notes to consolidated financial statements.

                   ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                                  1997                    1996
                                                                                --------                --------
Cash flow from operating activities:

Net income                                                                    $  472,616              $   660,716
Adjustments to reconcile net income to cash provided
   by operating activities:
       Depreciation & amortization                                               348,991                  408,757
       Provision for doubtful accounts and notes receivable                       58,863                  102,913
       Loss on sale of property, plant and equipment                                -                      43,085
       Franchise fee revenue                                                     (10,740)                 (23,596)
       Deferred interest                                                          99,815                  134,380
       Other                                                                        (950)                   4,741

Changes in operating assets and liabilities:
       (Increase) decrease in receivables                                       (259,130)                  23,360
       (Increase) decrease in inventories                                       (327,770)                 660,978
       (Increase) in prepaid and other current assets                            (94,978)                (114,197)
       Increase (decrease) in accounts payable and accrued expenses              (54,578)                  59,511
                                                                              ----------               ----------
Net cash provided by operating activities                                        232,139                1,960,648
                                                                              ----------               ----------


Cash flows from investing activities:
       Proceeds of notes receivable, net                                         109,911                  156,460
       Purchase of property, plant and equipment                                 (25,724)                 (42,993)
       Proceeds from sale of property, plant and equipment                         1,751                  186,488
       (Increase) decrease in other assets                                       (22,640)                  33,127
                                                                              ----------               ----------
Net cash provided by investing activities                                         63,298                  333,082
                                                                              ----------               ----------


Cash flows from financing activities:
        Purchase of treasury stock                                              (163,662)                   -
       Payment of long-term debt                                                (455,248)                (565,012)
                                                                              ----------               ----------
Net cash (used in) financing activities                                         (618,910)                (565,012)
                                                                              ----------               ----------

Effect of exchange rate changes on cash                                            5,122                   59,846
                                                                              ----------               ----------
Net increase (decrease) in cash and cash equivalents                            (318,351)               1,788,564
Cash and cash equivalents at beginning of year                                 4,238,182                1,024,114
                                                                              ----------               ----------
Cash and cash equivalents at end of period                                    $3,919,831               $2,812,678
                                                                              ==========               ==========


         See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1997


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.


2.       Inventories

         At September 30, 1997 and December 31, 1996 inventories consisted of the following:

                                       1997                     1996
                                     --------                 --------

                 Finished goods     $2,272,519               $1,930,947
                 Work in process          -                       4,645
                 Raw materials         779,879                  788,324
                                    ----------               ----------
                                    $3,052,398               $2,723,916
                                    ==========               ==========


3.       Supplemental Cash Flow Information

         Non cash investing and financing activities:

         In March 1996, the Company reacquired a franchise in satisfaction of net notes receivable of approximately $160,000. No franchises were reacquired in 1997. In addition, in 1996 there were seven franchises sold or refinanced for notes receivable of approximately $364,000 compared to 1997, in which one franchise was sold for a note receivable of $20,000.

         During the first nine months of 1997, the Company utilized approximately $12,000 of barter credits for inventory purchases compared to $93,000 for the same period in 1996.


4.       Stock Repurchase Program

         The Board of Directors of the Company approved an increase in the number of shares available for repurchase under a previously announced stock repurchase program to 500,000 shares of the Company's common stock. The stock may be purchased in the open market from time to time. As of September 30, 1997, the Company had repurchased 53,000 shares of common stock.

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

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


ASSETS:

         At September 30, 1997, cash and cash equivalents were approximately $3.9 million, or 32% of total assets. Inventories increased to $3.1 million as of September 30, 1997 from $2.7 million at December 31, 1996. The increase in inventories was primarily attributable to an increase in skin care finished goods associated with purchases made to take advantage of certain volume discounts and an increase in fragrance finished goods and components of new products introduced late in the third quarter.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         Total liabilities decreased $700,000 to approximately $3.6 million as of September 30, 1997 from approximately $4.3 million as of December 31, 1996. The decrease was attributable to payments made (i) to reduce outstanding debt; and (ii) for accrued foreign withholding tax payments. Treasury stock increased to $8.9 million due to the repurchase of 53,000 shares of the Company's common stock under the stock repurchase program.

RESULTS OF OPERATIONS:

Net Income

         The Company reported net income of approximately $473,000, or $.22 per share, compared to $661,000, or $.31 per share, for the nine months ended September 30, 1997 and 1996, respectively. Net income was $126,000 and $209,000 for the third quarters of 1997 and 1996, respectively. Operating income for the first nine months of 1997 was $557,000 compared to $793,000 for the first nine months of 1996. While the Company continued to benefit from reductions in costs and expenses, operating income was negatively impacted by the decline in revenues discussed below.

Revenues

         Total revenues for the first nine months of 1997 decreased approximately $1.3 million, or 15%, to $7.4 million from $8.7 million in the first nine months of 1996. Net product sales were $6.3 million through September 30, 1997 versus $7.4 million in the comparable period in 1996. The decrease in revenues was related to the decrease in retail sales -- sales by franchises to their customers. In the U.S., retail sales declined 12% to $13.7 million at September 30, 1997 from $15.6 million for the period ended September 30, 1996. Similarly, the Canadian subsidiary experienced an 18% decrease to approximately $13.2 million at September 30, 1997 from $16 million for the first nine months of 1996. The decline in retail sales was attributable to a general decline in franchise productivity and a reduction in the Company's independent sales force, consisting of Beauty Consultants and Managers.

         Total revenues were $2.2 million and $2.7 million for the third quarter of 1997 and 1996, respectively. Net product sales were $1.9 million and $2.3 million for the same periods.

         In order to attempt to reverse the current trend in revenues, the Company is continuing to promote franchise opportunities in open territories, as well as exploring other methods to accelerate the development of specific geographic areas, to introduce enhanced recruiting materials and incentives and to expand its new product introductions. While the Company cannot provide any assurances that it will be successful in altering the trend in retail sales, and thus revenues, management does expect, that revenues will be slow to recover.

Cost of Product Sales

         Cost of product sales as a percentage of net product sales decreased to 59% for the first nine months of 1997 from 60% for the first nine months of 1996. The decrease was primarily attributable to improved margins at the Canadian subsidiary which resulted from lower expenses related to custom duty and improved internal controls. Although management will continue to explore methods to improve margins by continuing to negotiate discounts with certain suppliers and increase controls in purchasing, it is expected that this percentage will remain relatively constant in 1997 as compared to 1996.

Expenses

         Year-to-date total selling, general and administrative expenses decreased approximately $200,000, or 6%, for the period ended September 30, 1997 compared to September 30, 1996. The decrease resulted from continued cost reduction initiatives implemented in prior periods. The cost reduction initiatives include more efficient staff levels, reduced maintenance costs and limited use of consultants. Although management will continue to evaluate additional areas for expense reductions, further expenditures and investments to alter the current revenue trend are being considered.

         The costs associated with the sales of franchises decreased $113,000 to $20,000 at September 30, 1997 compared to $133,000 at September 30, 1996. The decrease was due to a reduction in breakaway credits given to existing franchisees as a result of a Beauty Consultant purchasing a franchise from the Company. The majority of such credits were for the period beginning in the fourth quarter of 1995 through the third quarter of 1996. Management does not expect that the breakaway fee expense will increase significantly during the remainder of 1997.

Other Income (Expense), Net

         For the first nine months of 1997, the Company recorded net other income of $44,000 compared to net other income of $2,000 for the first nine months of 1996. This $42,000 positive change is primarily attributable to a decrease in interest expense due to the lower outstanding debt balance in 1997.

Income Taxes

         The Company recorded a $128,000 provision for income taxes for the nine months ended September 30, 1997 compared to a $134,000 provision for income taxes for the nine months ended September 30, 1996. The lower effective tax rate realized in 1996 as compared to 1997 is primarily attributable to the utilization of a net operating loss carryforward in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

         At September 30, 1997, the Company held over $3.9 million in cash and cash equivalents and had no outstanding borrowings under its $1.0 million line of credit. Working capital increased approximately $300,000 to approximately $7.0 million as of September 30, 1997. Under its current financing arrangements, the Company is subject to certain covenants which included maintaining certain financial ratios, restricting the payment of dividends and imposing restrictions on additional indebtedness and capital expenditures. The Company was in compliance with all such covenants at September 30, 1997.

         In April 1997, the Company announced an increase in the number of shares available for repurchase under a previously announced stock repurchase program to 500,000 shares of the Company's common stock. The stock may be purchased in the open market from time to time. As of September 30, 1997 the Company had repurchased 53,000 shares of common stock.

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

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibit 11 - Schedule of Computation of Per Share Earnings

           Exhibit 27 - Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ALOETTE COSMETICS, INC.
                                 -------------------------------------------
                                 (Registrant)



Date:    November 11, 1997       /s/ Patricia J. Defibaugh
                                 -------------------------------------------
                                     Patricia J. Defibaugh,
                                     Chairman of the Board, President,
                                     Chief Executive and Operating Officer


Date:    November 11, 1997       /s/ Jean M. Lewis
                                 -------------------------------------------
                                     Jean M. Lewis,
                                     Vice President of Finance
                                     (Principal Financial Officer)

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                                   EXHIBIT 11

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
             for the nine months ending September 30, 1997 and 1996

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------

                                                                           1997                        1996
                                                                           ----                        ----
Net income                                                               $472,616                    $660,716

Weighted average number of common shares outstanding during
the year                                                                2,134,231                   2,157,253

Net income per common share                                                  $.22                        $.31

                         PRIMARY (1)

Net income                                                               $472,616                    $660,716

Weighted average number of shares used in calculation
of primary income per share                                             2,146,165                   2,188,107

Net income per common share                                                  $.22                        $.30

                      FULLY DILUTED (1)

Net income                                                               $472,616                    $660,716

Weighted average number of shares used in calculation of
fully diluted income per share                                          2,147,031                   2,193,162

Net income per common share                                                  $.22                        $.30


(1) This calculation is submitted in accordance with the regulations of the Securities and Exchange Commission although not required by APB Opinion No. 15 because it results in dilution of less than 3%.