Form 10-K
period 1997-12-31
ALOETTE COSMETICS INC
filed 1998-03-31
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-15414
                                             OR

            [ ] Transition report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the transition period from _____ to ______

                             ALOETTE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            23-2056003
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1301 Wright's Lane East, West Chester, PA                      19380
(Address of principal executive offices)                     (Zip Code)
                                 (610) 692-0600
              (Registrant's telephone number, including area code)

                                      NONE
          (Securities registered pursuant to Section 12(b) of the Act)

                           Common Stock, no par value
          (Securities registered pursuant to Section 12(g) of the Act)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ____.

   Transitional Small Business Disclosure Format Yes ____ No X

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Registrant's total revenues for its most recent fiscal year........$10,024,226

   The aggregate market value of the 1,215,082 shares of voting stock held by nonaffiliates of the registrant at the closing stock price of $3.50 as of March 25, 1998, was $4,252,787.

Common Stock outstanding as of March 25, 1998:  2,104,253

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

1) Information set forth in Part III of this report is incorporated by reference to the Registrants 1998 Proxy Statement.

                                TABLE OF CONTENTS


Part I                                                                      Page
------                                                                      ----
     Item  1.     Business                                                     1

           2.     Properties                                                   7

           3.     Legal Proceedings                                            7

           4.     Submission of Matters to a Vote of Security Holders          7
Part II
           5.     Market for the Registrant's Common Equity                    8
                    and Related Stockholder Matters

           6.(i)  Selected Consolidated Financial Data                         9

             (ii) Management's Discussion and Analysis of Results             10
                    of Operations and Financial Condition

           7.     Financial Statements and Supplementary Data                 15

           8.     Changes in and Disagreements with Accountants on            15
                    Accounting and Financial Disclosure
Part III
           9.     Directors and Executive Officers of the Registrant          16

           10.    Executive Compensation                                      16

           11.    Security Ownership of Certain Beneficial                    16
                    Owners and Management

           12.    Certain Relationships and Related Transactions              16
Part IV
           13.    Exhibits, Financial Statement Schedules                     16
                    and Reports on Form 8-K



              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "anticipates," "estimates," "intends" and similar expressions. In addition, forward-looking statements are identified by strategies that involve risks and uncertainties. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                             ALOETTE COSMETICS, INC.

                                     PART I

ITEM 1.  BUSINESS

Aloette Cosmetics, Inc.

         Aloette Cosmetics, Inc. was incorporated in 1977 under the laws of the Commonwealth of Pennsylvania and is primarily engaged in the distribution of aloe vera-based skin care products, cosmetics and other personal care products. As used herein, "the Company" includes the operations of Aloette Cosmetics, Inc. and its wholly-owned subsidiaries. The Company markets its products through its domestic and foreign franchises, and distributors. As of December 31, 1997, 79 franchises were located in the United States and Canada.

         During the period from January 1990 through June 1995, the Company also manufactured products for sale to its franchises as well as other health and beauty aid products for sale to third parties. On June 15, 1995 the Company consummated the sale of substantially all of the assets of its manufacturing operations in Texas for cash of approximately $2.1 million. The sale included the facility, inventory and equipment. In connection with the sale, the Company entered into a five-year supply agreement with the buyer to purchase inventory at prices competitive in the industry. As a result of the sale of the manufacturing operations, the Company recorded a pre-tax charge of $3.8 million in 1995 (see Item 6 and Note 19 to the Consolidated Financial Statements). Sales from the manufacturing operations were approximately $1.2 million through the date of sale in 1995. The net loss from normal operations for the corresponding period was $478,000.

Products

         The majority of the Company's revenues are derived from sales to its franchises of approximately 120 aloe vera-based skin care products, makeup, fragrance and cosmetic accessory products marketed exclusively under the trade name "Aloette". A common ingredient in the Aloette skin care line is the gel from the plant popularly known as aloe vera. The Company's Aloette skin care items are grouped according to individual skin type and are designed to be used in a daily regimen. Aloette's glamour products include liquid foundations, pressed powders, powder blushes, powder eyeshadows, eye pencils, mascaras, lipsticks, hair care items and sun-care products. Fragrance items include a Caribe line, a bath set and men's and women's colognes. The Company also sells promotional and support items to its franchises, including business supplies, product samples and sales and recruiting materials. For the year ended December 31, 1997, approximately 85% of the Company's total revenues were generated from Aloette product sales.

         Set forth below is certain information concerning the sales of each product group for each of the Company's last three years.

                                   1997                        1996                       1995
                                   ----                        ----                       ----
                            Net                          Net                         Net
                          Product        % of          Product         % of        Product     % of
                           Sales         Total          Sales         Total         Sales      Total

Skin care              $4,771,191        56%        $5,664,802       58%        $6,634,538      59%
Glamour (makeup
  and accessories)      1,873,420        22%         2,317,142       23%         2,538,164      22%
Fragrances                551,636         7%           209,782        2%           273,434       2%
Promotional and
  support items         1,308,440        15%         1,654,292       17%         1,900,260      17%
                       ----------       ----        ----------      ----       -----------     ----
        Total          $8,504,687       100%        $9,846,018      100%       $11,346,396     100%
                       ==========       ====        ==========      ====       ===========     ====

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

         Beauty Consultants hold Shows principally in the homes of a host or hostess where they present the Company's products, instruct guests concerning the use of such products as part of a daily beauty program and obtain product orders. Franchises are responsible for shipping the products that are ordered to hostesses, who in turn arrange for guests to receive their orders. Beauty Consultants also obtain reorders from customers and sell Aloette products through individual consultations. Non-show orders are shipped by franchises directly to customers. For the years 1996 and 1995 non-show orders comprised approximately 45% of retail sales, compared to 46% in 1997.

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

         Under the franchise agreement, the Company grants specific rights and a license to operate a franchise in a specific territory, which generally contains approximately 750,000 people in the U.S. and 500,000 people in Canada. Sales generated outside the franchise's territory may be subject to certain unrestricted fees. In addition, the right to market in a specified territory can be rescinded in the event the franchise fails to achieve sales quotas at various anniversary dates of the agreement. This is relatively consistent with the Company's original franchise philosophy prior to 1993, when the Company developed certain Territorial Subdivision, Multi-Unit Development and Master Franchise strategies. Under these strategies, franchises were established with approximately 100,000 or more in population.

         Historically, franchises have often been granted in those territories with the most concentrated population bases. As of December 31, 1997, the Company had a total of 48 franchises operating in the United States and 31 franchises operating in Canada. The Company continues to grant new franchises in existing open territories and focuses on improving the productivity of its existing franchises. The Company believes that improved productivity from existing franchises will foster an increased demand for new franchises in the future. The Company expects any expansion into international markets to be primarily through the granting of international distributorship and license agreements (see Business - International Operations).

         When a franchise relationship is established, the Company provides the franchisee with sales and operations manuals that describe the guidelines and specifications that govern Aloette's prescribed franchise method of conducting business. In addition, the franchisee is provided two to four days of training by experienced Company personnel at the franchise location. Following training, a Company employee makes periodic site visits to provide additional training and review certain aspects of the franchisee's business in relation to the Company's standards. Each franchise is required to submit various reports to the Company including a monthly summary of operations and annual financial statements. The Company also holds meetings of franchisees to provide information concerning the Company and its products.

         The franchise agreement requires franchises to pay the Company a monthly royalty fee of five percent of the franchise's gross sales. For the year ended December 31, 1997, approximately 15% of the Company's total revenues were derived from these royalty fees.

         In addition, franchisees are obligated to pay their pro rata portion of the cost of incentive, promotional and motivational campaigns, contests and an annual Seminar for Beauty Consultants organized by the Company. The expenses recorded by the Company with respect to the above programs are net of any reimbursements received from the franchisees.

         The franchise agreement provides for an initial term of five years and is renewable for an additional five-year term upon execution of the then-current franchise agreement. Franchise agreements which were renewed during 1996 and 1997 provided for a ten-year term, with an additional renewal term of five years upon execution of the then-current franchise agreement. There is no fee for renewal. In order to renew, the franchisee must be in compliance with all terms of the franchise agreement, including being current in all financial obligations to the Company and must have met certain sales goals. The franchise agreement may be terminated by the franchisee upon fulfilling all of its financial and contractual obligations. The Company may not terminate a franchise except for cause, (as defined in the franchise agreement), including the franchisee's failure to comply with the franchise agreement. The Company retains a right of first refusal on the sale of any franchise and has the right to review the qualifications of the proposed transferee. In addition, upon the transfer of a franchise, the franchisee must pay the Company a transfer fee equal to ten percent of the sale price not to be less than $6,500 and not to exceed $25,000. Revenues from franchise purchase fees and transfer fees constituted less than approximately 0.5% of the Company's total revenues in the three years ended December 31, 1997.

         In 1993, the Company modified the franchise system to include the Territorial Subdivision. The Territorial Subdivision strategy will continue to be offered in certain situations and is intended to create the opportunity for the Company to allow the transfer of undeveloped markets within existing franchise territories ("Subdividers") to third-parties. If an existing franchisee subdivides to a third-party and that third-party begins its franchise with staff from the existing franchise, the third-party is required to negotiate and pay a "going concern value" related to the staff's previous sales levels to the existing franchisee in order to obtain approval for the subdivision from the Company. The Company is solely responsible for granting franchise licenses, monitoring and enforcing compliance to the franchise system, collecting royalties and product payables and the collection and analysis of franchise data.

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

         Set forth below is certain information concerning the number of franchise agreements entered into and terminated in North America for each of the Company's last three years:

                                        1997     1996         1995
                                        ----     ----         ----
Franchises at beginning of year          83        91          88
New Franchise agreements                  4        12 (a)       9
Terminated/consolidated
  franchise territories                 ( 8)      (20)(a)     ( 6)
                                         --        --          --
Franchises at end of year                79        83          91
                                         ==        ==          ==

(a) Includes two Canadian franchises that terminated in 1996 and which were re-opened as Company-owned franchises.

         At December 31, 1997, the Company had a total of 48 franchises in the United States which were located in the following geographic regions: 10 in the Northeast; 19 in the South; 11 in the Midwest; and 8 in the West. At December 31, 1997, the Company had a total of 31 Canadian franchises which were located in the following provinces: 18 in Ontario; 2 in Quebec; 3 in Alberta; 3 in British Columbia and 5 in other Canadian provinces.

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

         In 1997, net product sales generated by Aloette Canada represented 40% of the Company's total. Net product sales to non-affiliate international franchises and distributors for 1997, 1996 and 1995 were approximately .04%, 1%, and 3%, respectively, of the Company's total net product sales.

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

         In January 1996, the Company converted the existing franchise agreements in Australia into Distributorship and Licensing Agreements granting the non-exclusive right to market and distribute Aloette products in their respective countries. Each of the Agreements, which require royalty payments based on a percentage of net product sales, is effective for an initial term of five years with an automatic five-year renewal if the distributor is in compliance with the agreement including the attainment of certain sales goals. As of December 31, 1997 there were three distributors in Australia.

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

         In February 1992, the Company entered into a licensing agreement (the "Initial Licensing Agreement") with Alover Cosmetics GmbH ("Alover") granting the exclusive right to conduct Aloette business within the following countries:
Austria, Bulgaria, Czechoslovakia, the Federal Republic of Germany, Hungary, Poland and Romania. John E. Defibaugh, a director, former officer and the husband of Patricia J. Defibaugh, the Company's Chairman and Chief Executive Officer, owns approximately 50% of the shares of Alover. The Initial Licensing Agreement required the payment of an initial licensing fee of $110,000 and gave Alover the right to utilize the Company's trademarks and the exclusive right to manufacture Aloette products based on "know-how" and expertise provided by the Company. The Initial Licensing Agreement was amended in February 1994 to exclude the right to manufacture products and to require the purchase of all products from the Company. In addition, the required monthly royalty payments, which under the original agreement ranged from 2% to 5% of retail sales based on certain sales goals and were subject to a minimum annual payment provision, were amended to be 2.25% of all retail sales. The agreement expired in February 1997.

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

         Aloette's international operations are subject to certain risks inherent to conducting business outside of the United States. The Company's Canadian operations are subject to fluctuations in currency rates while its operations in Australia are also subject to risks related to import regulations. In its recent Distribution and License Agreements, the Company has taken measures to minimize the risks associated with doing business outside the United States by requiring payment in United States currency and establishing terms that are designed to minimize the Company's responsibility with regard to exporting products for sale in foreign markets.

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

         The Company continually engages in research and development activities to improve its existing products and to develop new products. Such activities did not require material expenditures in fiscal year 1997 and the Company expects this trend to continue during fiscal 1998.

Distribution

         The Company's products are shipped directly from the manufacturers to Company-owned warehouse facilities. As of December 31, 1997, the Company's warehouses were located in: West Chester, Pennsylvania (the "West Chester Warehouse"); and Concord, Ontario, Canada (the "Canadian Warehouse"). (see Business-Properties)

         Currently the West Chester Warehouse generally maintains an approximate 160 day supply of products, promotional and support items for shipments to all domestic franchises and customers. The Canadian Warehouse maintains an approximate 210 day supply of inventory for shipments to all Canadian franchises and customers.

         Aloette products are shipped by the Company from its distribution centers to franchises who are obligated to pay for such products within thirty days of the invoice date. Franchises either ship products directly to the customer or, in the case of a Show, to the hostess or host two weeks from the date of the Show. All shipments made directly to hostesses, hosts or customers must be paid for in full either prior to, or upon delivery. Products are also shipped by the Company from its distribution centers to international distributors that are obligated to prepay or pay for such products by letter of credit.

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

         The Company sells to two franchises in Canada; Aloette of Montreal and Aloette of Quebec City, that have common ownership. Sales to these franchises were approximately 12%, 13% and 9% of revenues in 1997, 1996 and 1995, respectively.

Employees

         As of December 31, 1997, the Company employed 31 people who were involved with the Company's franchise and distribution business.

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

ITEM 3.   LEGAL PROCEEDINGS

         On or about May 27, 1994, an action was filed against the Company in the Eastern District of Pennsylvania under the caption, Slaven et al. v. Aloette Cosmetics, Inc. et al., alleging, among other things, breach of contract and warranty and fraud against the Company and an officer and seeking compensatory and punitive damages in excess of $1,000,000 plus court costs and attorney's fees. The Company filed answers and counterclaims in these actions. In March 1995, the counts alleging breach of covenant of good faith and fair dealing and abandonment of trademark were dismissed without prejudice based upon insufficient pleadings. The Company settled this matter successfully on February 25, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

         On November 11, 1994, the Company filed an action in the High Court of New Zealand under the caption, Aloette Cosmetics, Inc. of Delaware, et al. v. Billisa Holdings Ltd., et al., alleging, among other things, that the defendants failed to pay for products supplied and failed to pay management fees. The Company requested an injunction requiring the defendants to turn over documents and inventory and to cease operating as a franchise. On December 19, 1994, the Court granted the Company's request for an injunction. The defendants filed answers and counterclaims in these actions seeking compensatory and punitive damages in excess of approximately $5 million plus court costs and attorneys' fees. The counterclaim alleged, among other things, breach of express and implied terms of contract, breach of fiduciary obligations, breach of section 9 of the Fair Trading Act of 1988 and undue influence. The Company settled this matter successfully on March 6, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market under the symbol "ALET" and is quoted on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low market prices for the Company's common stock.


                                 STOCK PRICE RANGE

                             1997                       1996
                    ---------------------      ----------------------
 Quarter Ended        High         Low           High            Low
 -------------        ----         ----          ----            ---
 December 31        $3 1/4       $2  1 /2      $4 1/8         $2 3/4
 September 30        3 1/4        2  9/16       4 5/8          3 5/8
 June 30             3 1/4        2  5 /8       5 1/8          3 3/4
 March 31            3 1/4        2  7 /8       5 1/2          2 1/4


         The Company had 2,104,253 shares of no par value stock outstanding at December 31, 1997. The approximate number of shareholders of record at March 25, 1998 was 1,067.

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

                                           SELECTED CONSOLIDATED FINANCIAL DATA
                                          (in thousands, except per share data)
--------------------------------------------------------------------------------------
Year ended December 31                      1997(1)      1996     1995(2)     1994        1993
----------------------                      -------      ----     -------     -----       ----

INCOME STATEMENT DATA:
Net product sales ......................   $  8,505   $  9,846   $ 11,346    $ 14,861    $ 15,555
Revenue from franchise operations ......      1,488      1,728      1,853       2,032       2,296
Sales of franchises ....................         31         47         65         210         216
                                           --------   --------   --------    --------    --------
Total revenues .........................   $ 10,024   $ 11,621   $ 13,264    $ 17,103    $ 18,067
                                           ========   ========   ========    ========    ========

Cost of product sales ..................   $  5,075   $  5,920   $  8,021    $ 10,821    $ 10,088
Selling, general and administrative ....   $  4,022   $  4,448   $  5,712    $  7,975    $  7,958
Loss on sale of assets of
   manufacturing operations ............        -          -     $  3,800         -           -

Total costs and expenses ...............   $  9,122   $ 10,509   $ 17,596    $ 18,818    $ 18,076

Net income (loss) ......................   $    738   $    920   $ (4,126)   $ (1,541)   $ (  180)

Basic net income (loss) per common share   $    .35   $    .43   $  (1.91)   $ (  .71)   $ (  .08)

Net income (loss) per common share
      assuming dilution ................   $    .34   $    .42   $  (1.91)   $ (  .71)   $ (  .08)

Cash dividends declared
     per common share (3) ..............          -          -          -           -    $    .16

Weighted average shares outstanding ....      2,127      2,157      2,157       2,157       2,157

                                             1997       1996       1995        1994        1993
                                           --------   --------   --------    --------    --------
BALANCE SHEET DATA:
Working capital ........................   $  7,384   $  6,744   $  4,488    $  5,252    $  9,772

Total assets ...........................   $ 11,880   $ 12,675   $ 12,194    $ 24,382    $ 25,522

Long-term debt .........................   $    956   $  1,557   $  1,968    $  2,676    $  5,478

Shareholders' equity ...................   $  8,814   $  8,378   $  7,475    $ 11,526    $ 13,444


(1)  The Company purchased 53,000 shares of common stock in 1997 under a previously announced stock repurchase program.

(2)  Includes a $3.8 million pre-tax charge for the loss on the sale of certain assets of its manufacturing operations.

(3)  The Company suspended its quarterly dividend in the third quarter of 1993.

Item 6 (ii)                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                        OF RESULTS OF OPERATIONS AND
                                            FINANCIAL CONDITION


RESULTS OF OPERATIONS

1997 versus 1996

         Net Sales and Earnings. The Company recorded net income of $738,000, or $.35 per share, for the fiscal year ended December 31, 1997. In comparison, for the fiscal year ended December 31, 1996, net income was $920,000, or $.43 per share. Operating income was $902,000 and $1.1 million for the years ended December 31, 1997 and 1996, respectively. While the Company continued to benefit from reductions in costs and expenses, operating income was negatively impacted by the decline in revenues discussed below.

         Total revenues for the twelve months ended December 31, 1997 were approximately $10.0 million compared to $11.6 million in 1996; a decrease of $1.6 million or 14%. Net product sales were $8.5 million through December 31, 1997 versus $9.8 million for the year ended 1996. The $1.3 million decrease in net product sales was the result of declining sales primarily at the Domestic and Canadian subsidiaries. Sales declined 9% in the Domestic subsidiary and 18% in the Canadian subsidiary.

         Historically, the Company has introduced several new products each year. In prior years any increase in sales volume related to the new products was offset by discontinued products. In 1997, the Company's product line was increased to 120 products from approximately 110 in 1996. Most of the new products were part of the new "Caribe line" which replaced two colognes. As a result, sales of the fragrance product line increased approximately $342,000, or 163%, to $552,000 in 1997 compared to $210,000 in 1996. In 1998, the Company plans to continue to expand its product line in an attempt to increase net product sales in North America.

         The Company did not implement an across the board price increase in 1997 or 1996 and has no intention to do so in 1998. Rather, the Company will review prices on a product-by-product basis.

         Revenues from franchise operations (the royalty received from Aloette franchises based on their retail sales) was $1.5 million for the year ended December 31, 1997, compared to $1.7 million in 1996. This decrease corresponds to the 14% decrease in retail sales.

         Retail sales - sales from franchises to their customer - were approximately $31.9 million in fiscal year 1997 compared to $37.3 million in fiscal year 1996. In the U.S., retail sales decreased $2.3 million, or 11%, to $18.5 million in 1997 from $20.8 million in 1996. In Canada, retail sales decreased approximately $2.7 million, or 17%, to $13.3 million in 1997 from $16.0 million in 1996. Approximately 1% of the change in retail sales at the Canadian franchises was a result of exchange rate fluctuations. However, the decline in retail sales was primarily attributable to (i) a reduction of the Company's independent sales force (Beauty Consultants and Managers) which negatively impacts the franchises productivity and (ii) the termination of certain franchises which were not operating in compliance with the Company's franchise agreements or operating procedures. The Company is implementing certain strategies, discussed below, in an attempt to reverse the current trend in retail sales. The Company cannot provide any assurances that it will be successful in altering the trend in retail sales, and thus revenues. In addition, during the fourth quarter of 1997, the Company engaged a financial advisor to assist it in exploring strategic alternatives available to the Company. The work of such advisor is ongoing.

         In an effort to promote recruiting of new Beauty Consultants and Managers, and thus improve franchise productivity, in the fourth quarter of 1997, the Company introduced a new recruiting video and brochure. The Company intends to introduce additional materials and incentives in 1998.

         In addition to the continuing support the Company provides to franchisees in order to improve their productivity, the Company intends to continue to promote the franchise opportunity in open territories as well as explore other methods to accelerate the development of specific geographic areas. The number of franchises in North America dropped from 83 in 1996 to 79 in 1997. Even though the Company was successful in starting 4 new franchises in 1997 and 12 new franchises in 1996, the Company terminated or consolidated 28 franchises during the same period. Generally it takes a new franchise several years to reach the retail sales levels maintained by an established franchise.

         Cost of Product Sales. The cost of product sales as a percentage of net product sales was 60% for each of the years ended December 31, 1997 and 1996. Although management will continue to explore methods to improve margins by continuing to negotiate discounts with certain suppliers and increase controls in purchasing, it is expected that this percentage will remain relatively constant in 1998.

         For the year ended December 31, 1997, the cost of product sales was $5.1 million compared to $5.9 for 1996. The 14% decrease is a result of lower net product sales.

         Selling, General and Administrative Expenses. For the twelve months ended December 31, 1997 and 1996, total selling, general and administrative expenses were $4.0 million and $4.4 million, respectively. The decrease resulted from continued cost reduction initiatives in 1997 and lawsuit expenses incurred in 1996. The cost reduction initiatives included more efficient staff levels, lower office expenses and limited use of consultants. Although management will continue to evaluate additional areas for expense reductions, further expenditures and investments to alter the current revenue trend are being considered.

         Sales of Franchises. The costs associated with the sales of franchises decreased $115,000, or 82%, to $26,000 at December 31, 1997. The decrease resulted from a reduction in breakaway credits given to existing franchises as a result of a Beauty Consultant purchasing a franchise from the Company. A new Franchise Breakaway program implemented in 1995 awarded product credits for a one year period to existing franchises as a result of a Beauty Consultant purchasing a franchise from the Company. At this time costs associated with the sales of franchises in 1998 are expected to be minimal.

         Other Income, Net. For the twelve months of 1997, the Company recorded net other income of $59,000 compared to net other income of $47,000 in 1996. The $12,000 increase is primarily attributable to a decrease in interest expense due to the lower outstanding debt balance in 1997.

         Income Tax. In 1997, the Company recorded a $223,000 provision for income taxes for its 1997 fiscal year compared to a $238,000 provision for its 1996 fiscal year.


1996 versus 1995

         Net Sales and Earnings. The Company recorded net income of $920,000, or $.43 per share, for the fiscal year ended December 31, 1996 compared to a net loss of $4.1 million, or $1.91 per share, in 1995. Operating income for the fiscal year ended 1996 was $1.1 million versus an operating loss of $4.3 million for the fiscal year ended 1995. The $5.4 million increase in operating income was attributable to improved product margin and lower administrative expenses, combined with the sale of certain assets of the manufacturing operations in June 1995, which resulted in a $3.8 million charge against income in 1995, and the elimination of losses incurred by the manufacturing operations through the date of the sale.

         Total revenues for 1996 were $11.6 million compared to $13.3 million in 1995. Net product sales decreased substantially due to the loss of revenues generated by the manufacturing operations to $9.8 million for the twelve months ended December 31, 1996 versus $11.3 million in 1995, a decrease of 13%, or $1.5 million. Net product sales of the manufacturing operations generated from the sales of health and beauty products, private-label and contract manufacturing services were $1.2 million in 1995 through the date of its sale. Excluding the sales generated by the manufacturing operations in 1995 described above, total net product sales decreased 3% from fiscal 1995 to 1996. While net product sales at the Company's North American subsidiaries decreased only slightly, sales to the Company's international distributors decreased $183,000, or 62% to $114,000 in 1996 compared to $297,000 in 1995.

         Revenues from franchise operations (the royalty fee received from Aloette franchises based on their retail sales) decreased 8% to $1.7 million in 1996 from $1.85 million in 1995. The decline in revenue from franchise operations directly corresponds to the decline in year-to-date retail sales -- sales from franchises to their customers -- which totaled approximately $37.5 million in 1996 versus $40.3 million in 1995, a decrease of $3 million, or 7.5%.

         Cost of Product Sales. Year-to-date cost of product sales as a percentage of net product sales decreased to 60% for 1996 versus 71% in 1995 and from $8.0 million to $5.9 million. The decrease was primarily due to the sale of certain assets of the manufacturing operations and the elimination of its associated high overhead costs in the latter half of 1995.

         Selling, General and Administrative Expenses. Total selling, general and administrative costs of $4.4 million in 1996 decreased $1.3 million, or 22%, from $5.7 million for the 1995 fiscal year. The decrease in expenses was predominantly a result of cost reduction initiatives taken in prior periods and the elimination of expenses from the manufacturing operations.

         Loss on Sale of Manufacturing Operations. As described above, on June 15, 1995, the Company consummated the sale of certain assets of its manufacturing operations in Texas for cash of approximately $2.1 million. The sale included the facility, inventory and equipment. As a result of the sale of the manufacturing operations, the Company recorded a charge of $3.8 million in 1995. The Company recorded no such expense in 1996. In connection with the sale, the Company entered into a five-year supply agreement with the buyer to purchase inventory at prices competitive in the industry.

         Sales of Franchises. The costs associated with the sales of franchises increased to $141,000 in 1996 from $62,000 in 1995. This increase was primarily due to the implementation of a new Franchise Breakaway program in 1995.

         Other Income (Expense), Net. For 1996, the Company recorded net other income of $46,500 compared to net other expense of $294,500 in 1995. A decrease in interest expense due to the lower outstanding debt balance in 1996 and an increase in interest income resulting from the increase in cash and cash equivalents contributed to such a favorable change.

         Income Taxes. In 1996, the Company recorded a $238,000 provision for income taxes compared to a tax benefit of $500,000 recorded in 1995, which resulted from the net losses from its domestic subsidiaries.


ASSETS

         Cash and cash equivalents increased approximately $330,000 to $4.6 million at December 31, 1997. Continued positive cash flows from operations, including reductions in inventories, was the primary factor for the increase. Net cash provided by operations was approximately $1.0 million in 1997 and $3.6 million in 1996. Inventories decreased 6% to $2.6 million at December 31, 1997 from the December 31, 1996 level of approximately $2.7 million. Cash and cash equivalents was the largest segment of total assets at December 31, 1997, amounting to 38%.


LIABILITIES AND SHAREHOLDERS' EQUITY

         Total liabilities decreased approximately $1.2 million to $3.1 million at December 31, 1997 from $4.3 million at December 31, 1996. The decrease was attributable to payments made to (i) reduce outstanding debt, offset by the increase in deferred interest related to the Company's subordinated debt (see Notes 5 and 18 to the Consolidated Financial Statements) and (ii) for accrued foreign withholding tax payments.

         Treasury stock increased to $8.9 million at December 31, 1997 from $8.8 million at December 31, 1996 due to the purchase of 53,000 shares of the Company's common stock under the stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, the Company's financial position strengthened moderately due to the Company's positive earnings and inventory reductions. At December 31, 1997, the Company held approximately $4.6 million in cash and cash equivalents and had no outstanding borrowings under the line of credit. As described above, cash and cash equivalents increased approximately $330,000. Outstanding debt decreased $600,000 as a result of the Company's using cash proceeds from normal operations to repay outstanding loans. However, deferred interest related to the Company's subordinated debt increased approximately $130,000 which was charged to interest expense. Such deferred interest is required to be paid once the principal of the subordinated debt is paid in full. At December 31, 1997, the amount of the subordinated debt was $1,555,720 compared to $2,155,720 at December 31, 1996.

         Working capital increased to $7.4 million at December 31, 1997 from $6.7 million at December 31, 1996. The increase in cash and cash equivalents and the decrease in accrued expenses were the predominant factors in the favorable increase in working capital.

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

         The agreement contains, among other covenants, provisions which require the Company to maintain certain financial ratios, including minimum tangible net worth, fixed charge coverage, debt to equity and current ratios. The agreement also restricts the payment of dividends and imposes restrictions on additional indebtedness and capital expenditures. A facility fee and all expenses incurred by the lender are also payable by the Company. The Company was in compliance with all such covenants at December 31, 1997. Although there can be no assurances, management believes based on the Company's current operating plan, that it will be able to comply with such covenants through the agreement expiration date.

         Year 2000 compliance programs and information systems are already incorporated into the Company's current accounting system. Management expects no additional costs that will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         The Company has not paid dividends since 1993. In addition, the financing agreement described above prohibits payments of dividends.

         In 1990, the Board of Directors authorized a stock repurchase program to purchase up to 150,000 shares of the Company's common stock in the open market. In April 1997, the Company announced an increase in the number of shares available for repurchase to 500,000 shares of the Company's common stock. There is no fixed purchase period and all purchases are made at the Board's discretion. Prior to 1997 an aggregate of 80,000 shares have been repurchased. During 1997 the Company repurchased an additional 53,000 shares of common stock.

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


PROSPECTIVE ACCOUNTING CHANGES

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS 130 and begin reporting of comprehensive income in 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of financial and descriptive information about the Company's reportable operating segments. Operating segments are defined as the components of and enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS 131 and begin segment reporting in 1998.

SEASONALITY

         The Company's sales and profitability are generally lower during the first and third quarters of each year.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                            PAGE
         AND SUPPLEMENTARY DATA

Report of Independent Accountants                                      F-1

Financial Statements:

Consolidated Balance Sheets as of
         December 31, 1997 and 1996                                    F-2

Consolidated Statements of Operations for the
         years ended December 31, 1997, 1996 and 1995                  F-3


Consolidated Statements of Shareholders'
         Equity for the years ended
         December 31, 1997, 1996 and 1995                              F-4

Consolidated Statements of Cash Flows for the
         years ended December 31, 1997, 1996
         and 1995                                                      F-5

Notes to Consolidated Financial Statements                         F-6 - F-17



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aloette Cosmetics, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 13, 1998



                              ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    December 31, 1997 and 1996

         ASSETS                                                     1997                 1996
                                                                    ----                 ----
Current assets:
  Cash and cash equivalents                                     $ 4,571,344          $ 4,238,182
  Accounts receivable, less allowance
    of $153,000 and $142,000, respectively                          818,437              814,000
  Current portion of notes receivable, less
   allowance of $37,000 and $170,000, respectively                  198,597              197,759
  Inventories                                                     2,571,754            2,723,916
  Prepaid expenses and other current assets                         187,831              567,543
  Deferred income taxes                                             346,000              229,500
                                                                -----------          -----------
         Total current assets                                     8,693,963            8,770,900

Cost in excess of net assets acquired, net                          400,318              450,358
Notes receivable, less current portion                              186,840              460,089
Property, plant and equipment, net                                2,284,608            2,627,868
Other assets                                                        314,146              366,126
                                                                -----------          -----------
         Total assets                                           $11,879,875          $12,675,341
                                                                ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
         LIABILITIES
Current liabilities:
  Current maturities of long-term debt                          $   600,000          $   604,261
  Accounts payable                                                  139,390              357,404
  Accrued expenses                                                  426,588              792,189
  Accrued compensation and benefits                                  47,990              187,021
  Current portion, deferred franchise fee revenue                    95,726               85,981
                                                                -----------          -----------
         Total current liabilities                                1,309,694            2,026,856

Deferred income taxes                                               145,000              152,000
Deferred interest                                                   602,371              474,216
Long-term debt, less current maturities                             955,720            1,556,707
Deferred franchise fee revenue, less current portion                 52,689               87,773
                                                                -----------          -----------
         Total liabilities                                        3,065,474            4,297,552
                                                                -----------          -----------

Commitments and contingencies

         SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of December 31, 1997 and 1996                       25,000               25,000
Additional paid-in capital                                        7,415,808            7,457,292
Unearned ESOP shares                                                  -                  (71,250)
Cumulative currency translation adjustments                      (1,289,947)          (1,122,944)
Retained earnings                                                11,588,328           10,850,817
Less:  Common stock in treasury, at cost, 858,881 and
    805,881 shares in 1997 and 1996, respectively                (8,924,788)          (8,761,126)
                                                                -----------          -----------
         Total shareholders' equity                               8,814,401            8,377,789
                                                                -----------          -----------
         Total liabilities and shareholders' equity             $11,879,875          $12,675,341
                                                                ===========          ===========


The accompanying notes are an integral part of the consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995


                                                      1997                 1996                  1995
                                                      ----                 ----                  ----
Revenues:

Net product sales                                  $ 8,504,687          $ 9,846,018          $11,346,396
Revenue from franchise operations                    1,488,313            1,728,336            1,852,892
Sales of franchises                                     31,226               46,589               64,695
                                                   -----------          -----------          -----------
                                                    10,024,226           11,620,943           13,263,983
Costs and expenses:

Cost of product sales                                5,074,664            5,920,258            8,021,329
Selling, general and administrative                  4,021,656            4,447,678            5,712,170
Loss on sale of assets
   manufacturing operations                                  -                    -            3,800,000
Sales of franchises                                     25,900              141,170               62,059
                                                   -----------          -----------          -----------
                                                     9,122,220           10,509,106           17,595,558
                                                   -----------          -----------          -----------
Operating income (loss)                                902,006            1,111,837           (4,331,575)

Other income (expense), net                             58,505               46,533             (294,540)
                                                   -----------          -----------          -----------

Income (loss) before income taxes                      960,511            1,158,370           (4,626,115)

Provision (benefit) for income taxes                   223,000              238,000             (500,000)
                                                   -----------          -----------          -----------

Net income (loss)                                  $   737,511          $   920,370          $(4,126,115)
                                                   ===========          ===========          ===========

Per common share data:

Basic earnings (loss) (note 16)                    $       .35          $       .43          $     (1.91)
                                                   ===========          ===========          ===========

Earnings (loss) assuming dilution (note 16)        $       .34          $       .42          $     (1.91)
                                                   ===========          ===========          ===========
Dividends                                          $     -              $    -               $    -
                                                   ===========          ===========          ===========

Weighted average shares outstanding                  2,126,675            2,157,253            2,157,253
                                                   ===========          ===========          ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1997, 1996 and 1995





                                                         Additional               Currency
                                  Common Stock Issued     Paid-In                Translation     Retained        Treasury Stock
                                    Shares     Amount     Capital      ESOP      Adjustments     Earnings     Shares       Cost
                                    ------     ------     -------     ------      -----------    --------     ------       ----

Balance, December 31, 1994         2,963,134  $25,000   $7,538,995   $(213,750)  $(1,119,249)   $14,056,562   805,881  $(8,761,126)

 Allocation of ESOP shares                                 (49,260)     71,250
 Currency translation adjustment                                                      53,131
 Net loss                                                                                        (4,126,115)
                                   ---------  -------   ----------   ---------    -----------    -----------   -------  ----------
Balance, December 31, 1995         2,963,134   25,000    7,489,735    (142,500)   (1,066,118)     9,930,447   805,881   (8,761,126)

Allocation of ESOP shares                                  (32,443)     71,250
Currency translation adjustment                                                      (56,825)
Net income                                                                                          920,370
                                   ---------  -------   ----------   ---------   -----------    -----------   -------  -----------
Balance, December 31, 1996         2,963,134   25,000    7,457,292     (71,250)    (1,122,943)    10,850,817   805,881  (8,761,126)

Allocation of ESOP shares                                  (41,484)     71,250
 Purchase of Treasury Stock                                                                                    53,000    (163,662)
 Currency translation adjustment                                                    (167,004)
 Net loss                                                                                           737,511
                                   ---------  -------   ----------   ---------   -----------    -----------   -------  -----------
Balance, December 31, 1997         2,963,134  $25,000   $7,415,808   $       0   $(1,289,947)   $11,588,328   858,881  $(8,924,788)
                                   =========  =======   ==========   =========   ===========    ===========   =======  ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995

                                                                               1997                1996                1995
                                                                               ----                ----                ----
Cash flows from operating activities:

Net income (loss)                                                          $   737,511         $   920,370         $(4,126,115)
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
         Depreciation & amortization                                           468,337             670,152             635,852
         ESOP expense                                                           29,766              38,808              21,992
         Provision for doubtful accounts and notes receivable                   88,323             133,408             356,470
         (Gain) loss on sale of property, plant and equipment                    -                  43,085             (31,093)
         Loss on sale of assets of manufacturing operations                      -                   -               3,800,000
         Deferred interest                                                     128,155             173,220               -
         Deferred income taxes                                                (123,500)             25,000            (584,000)
         Franchise fee revenue                                                 (15,226)            (25,589)            (54,471)
         Other                                                                    (931)              3,678               4,809

Changes in operating assets and liabilities,
   net of effects from disposition of assets:
         (Increase) decrease in receivables                                    (91,513)            159,122           1,000,388
         Decrease in inventories                                                99,728             934,853             667,239
         Decrease in prepaids and other current assets                         189,841             387,854             297,113
         Increase (decrease) in accounts payable and accrued
                 expenses                                                     (507,877)            165,718            (657,104)
                                                                           -----------          ----------          ----------
Net cash provided by operating activities                                    1,002,614           3,629,679           1,331,080
                                                                           -----------          ----------          ----------


Cash flows from investing activities:
         Proceeds of notes receivable, net                                     239,360             198,164             281,274
         Proceeds from sale of property, plant and equipment                     1,701             186,488             296,846
         Purchase of property, plant and equipment                             (28,467)            (92,760)            (26,304)
         Proceeds for sale of the manufacturing operations                       -                   -               2,097,210
         (Increase) decrease in other assets                                   (42,906)             33,494             140,995
                                                                           -----------          ----------          ----------
Net cash provided by investing activities                                      169,688             325,386           2,790,021
                                                                           -----------          ----------          ----------
Cash flows from financing activities:
         (Repayment) proceeds of notes payable, net                              -                   -              (4,385,000)
         Purchase of Treasury Stock                                           (163,662)              -                   -
         Payment of long-term debt                                            (605,248)           (715,012)         (2,602,171)
                                                                           -----------          ----------          ----------
Net cash (used in) financing activities                                       (768,910)           (715,012)         (6,987,171)

Effect of exchange rate changes on cash                                        (70,230)            (25,985)            (72,011)
                                                                           -----------          ----------          ----------
Net increase (decrease) in cash and cash equivalents                           333,162           3,214,068          (2,938,081)
Cash & cash equivalents at beginning of year                                 4,238,182           1,024,114           3,962,195
                                                                           -----------          ----------          ----------
Cash & cash equivalents at end of year                                     $ 4,571,344          $4,238,182         $ 1,024,114
                                                                           ===========          ==========         ===========



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

    Buildings                            20-25 years
    Equipment                              5-7 years
    Building Improvements                   15 years

Accounting for the Impairment and Sale of Long-Lived Assets:

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of" (SFAS No. 121). The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, then the loss is recognized in the income statement. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

Cost in Excess of Net Assets Acquired:

         Cost in excess of net assets acquired relates to certain acquisitions and franchise repurchases. Amortization of cost in excess of net assets acquired is computed using the straight-line method over a 20-year period. The Company's policy is to record any impairment loss against the net unamortized cost in excess of net assets acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date and it is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows would become less than the carrying amount of the asset. As of December 31, 1997 and 1996, accumulated amortization was $600,480 and $550,440, respectively.

Other Assets:

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

Foreign Currency Translation:

         Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. The cumulative translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the determination of net income. Such amounts were not material for 1997, 1996 and 1995.

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

Income (Loss) Per Common Share:

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions of SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires the Company to restate all prior-period EPS data presented (see Note 16). The adoption of SFAS No. 128 did not have a material effect on the Company's consolidated financial statements. Income
(loss) per common share is based on the weighted average number of shares outstanding during each period. The dilutive effect of common stock options and warrants is not material.

Prospective Accounting Changes:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS 130 and begin reporting of comprehensive income in 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of financial and descriptive information about the Company's reportable operating segments. Operating segments are defined as the components of and enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS 131 and begin segment reporting in 1998.

2.       Inventories:

         At December 31, 1997 and 1996, inventories consisted of the following:

                                                1997                  1996
                                                ----                  ----
         Finished goods                      $1,888,930             $1,930,947
         Work in progress                        -                       4,645
         Raw materials                          682,824                788,324
                                             ----------             ----------
                                             $2,571,754             $2,723,916
                                             ==========             ==========

         The inventory amounts are presented net of an inventory valuation allowance of $324,000 in 1997 and $624,000 in 1996.


3.       Property, Plant and Equipment:

         At December 31, 1997 and 1996, property, plant and equipment consisted of the following:

                                               1997                  1996
                                               ----                  ----
           Land                             $  777,764             $  787,791
           Buildings                         2,170,609              2,198,080
           Equipment                         1,486,057              1,711,404
                                            ----------             ----------
                                             4,434,430              4,697,275
           Accumulated depreciation          2,149,822              2,069,407
                                            ----------             ----------
                                            $2,284,608             $2,627,868
                                            ==========             ==========


         Depreciation expense for 1997, 1996 and 1995 was $342,342, $491,353, and $406,096, respectively. Depreciation expense includes the amortization of capital lease assets. Accumulated depreciation as of December 31, 1996 and 1995 included accumulated amortization relating to assets held under a capital lease of $268,444 and $185,846, respectively (see Note 10).

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

         The agreement contains among other covenants, provisions which require the Company to maintain certain financial ratios, including minimum tangible net worth, fixed charge coverage, debt to equity and current ratios. The agreement also restricts the payment of dividends and imposes restrictions on additional indebtedness and capital expenditures. A facility fee and all expenses incurred by the lender are also payable by the Company. The Company was in compliance with these covenants at December 31, 1997. No borrowings were made against the bank note payable throughout 1997, hence, the Company did not record any interest expense as a result of the agreement.

5.       Long-term Debt:

         At December 31, 1997 and 1996, long-term debt consisted of the following:

                                                    1997             1996
                                                    ----             ----

Subordinated note payable to a director and
  former officer related to the purchase of
  777,881 shares of the Company's common
  stock, due in monthly payments of $50,000
  through July 2000, bearing interest at 7%
  payable quarterly (Note 18)                     $1,555,720       $2,155,720

 Other                                                 -                5,248
                                                  ----------       ----------
                                                   1,555,720        2,160,968
 Less current maturities                             600,000          604,261
                                                  ----------       ----------
                                                  $  955,720       $1,556,707
                                                  ==========       ==========

         Annual maturities of long-term debt during the next three years and thereafter are as follows:

            1998                               $  600,000
            1999                                  600,000
            2000                                  355,720
            Thereafter                              -
                                               ----------
                                               $1,555,720
                                               ==========

         In April 1996, the Company reached an agreement with a director, shareholder and former officer to restructure the payment terms of a Subordinated Note held by such person. The new terms provided for interest to accrue on the unpaid balance at the rate of 7%, with an initial payment of $200,000 and monthly principal payments of $50,000 which began in May 1996. Interest payments will be deferred until all principal has been paid in full. Upon repayment of principal, monthly payments of $50,000 will continue until all deferred interest has been paid in full. It is expected that the deferred interest will be paid in full by November 2001. In accordance with the new terms, during 1996 the Company reclassified approximately $300,000 of interest accrued as of December 31, 1995 as deferred interest. Due to the deferral of interest, the effective annual interest rate based on the agreed upon terms without any consideration for prepayments of principal or interest, is estimated to be approximately 5%. Prior to the restructuring the agreement required annual payments of $393,674 through 2001 bearing interest at 9.25% payable quarterly. The restructuring had no material impact on the current consolidated results of operations.


6.       Employee Stock Ownership Plan:

         Substantially all domestic employees of Aloette Cosmetics, Inc. are covered under the Aloette Employee Stock Ownership Plan (ESOP) and Trust. The ESOP is non-contributory and there is no past service liability in connection with the plan.

         In 1993, the Company purchased 50,000 shares at a price of $7.125 per share for its Employee Stock Ownership Plan and Trust. In accordance with the plan, 10,000 shares per year were allocated to eligible employees at December 31, 1997, 1996 and 1995. At December 31, 1997 there were no unearned shares.

         The Company's expenses for the plan were approximately $30,000, $38,800 and $22,000 for each of the years ended December 31, 1997, 1996 and 1995. Subsequent contributions to the Plan are at the Board's discretion.

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

                                                1997                             1996                      1995
                                                   Weighted Avg                     Weighted Avg
                                        Shares    Exercise Price         Shares    Exercise Price        Shares
                                    ------------------------------   ------------------------------  -----------------

Outstanding at beginning of year       349,000         $3.25             349,000        $3.25              517,500
Options Granted                           -0-                              -0-                              34,000
Options Exercised                         -0-                              -0-                              -0-
Options Forfeited                         -0-                              -0-                              -0-
Options Canceled                          -0-                              -0-                            (202,500)
                                       -------                           -------                           -------
Outstanding at end of year             349,000         $3.25             349,000        $3.25              349,000
                                       =======                           =======                           =======

Exercisable at end of year             264,753         $3.25             180,503        $3.24              103,753

Option price range per share               $1.75 to $3.38                   $1.75 to $3.38            $1.75 to $3.38

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

                                                1997                            1996                      1995
                                                   Weighted Avg                     Weighted Avg
                                        Shares    Exercise Price        Shares     Exercise Price        Shares
                                    ------------------------------  -------------------------------  -----------------
Outstanding at beginning of year        31,000        $ 7.28            34,000         $ 9.79              44,000
Warrants Granted                         8,000        $ 2.72             3,000         $ 3.75               3,000
Warrants Exercised                         -0-                             -0-                               -0-
Warrants Forfeited                         -0-                             -0-                               -0-
Warrants Canceled                       (7,000)       $11.25            (6,000)        $19.75             (13,000)
                                        ------                          ------                             ------
Outstanding at end of year              32,000        $ 5.27            31,000         $ 7.28              34,000
                                        ======                          ======                             ======

Exercisable at end of year              23,000        $ 5.99            26,000         $ 7.77              28,000

Warrant price range per share              $2.25 to $9.00                  $2.25 to $11.25           $2.25 to $19.75



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

The following table summarizes information about stock options and warrants outstanding at December 31, 1997.

                                                  Outstanding                                  Exercisable
                                -------------------------------------------------    --------------------------------
              Exercise                           Average           Average                              Average
            Price Range            Shares         Life          Exercise Price          Shares      Exercise Price
            -----------            ------         ----          --------------          ------      --------------
           $0.00 - $1.97            10,000         7.8               $1.75               10,000          $1.75
           $1.98 - $3.95           353,000         6.1               $3.28              260,753          $3.29
           $5.93 - $7.90            12,000         2.5               $6.25               11,000          $6.25
           $7.91 - $9.86             6,000         .4                $9.00                6,000          $9.00
                                   -------                                              -------
           Total                   381,000         5.9               $3.42              287,753          $3.46
                                   =======                                              =======

8.       Income Taxes:

Income (loss) before provision (benefit) for income taxes consists of the following:

                       1997                  1996                  1995
                       ----                  ----                  ----
 Domestic           $1,084,868            $1,338,145          $(3,966,286)
 Foreign              (124,357)             (179,775)            (659,829)
                   -----------            ----------          -----------
                   $   960,511            $1,158,370          $(4,626,115)
                   ===========            ==========          ===========

At December 31, 1997, 1996 and 1995, the provision (benefit) for income taxes consists of the following:

    Current                   1997                  1996             1995
                              ----                  ----             ----
      Federal              $  280,000           $   202,000      $    84,000
      Foreign                  66,500                11,000             -
                           ----------           -----------      -----------
                              346,500               213,000           84,000
                           ----------           -----------      -----------
    Deferred:
      Federal                 (62,000)               25,000         (584,000)
      Foreign                 (61,500)                 -                -
                           ----------           -----------      -----------
                             (123,500)               25,000         (584,000)
                           ----------           -----------      -----------
    Total                  $  223,000           $   238,000      $  (500,000)
                           ==========           ===========      ===========

A reconciliation of the statutory federal income tax (benefit) to the effective tax is as follows:

                                                 1997            1996            1995
                                                 ----            ----            ----
  Statutory income tax (benefit)             $  327,000      $  394,000     $(1,573,000)
  Utilization of foreign tax credits           (230,000)       (444,000)     (1,638,000)
  Utilization of N.O.L. carryforward               -            (57,000)           -
  Tax effect of foreign dividend                 33,000         242,000       2,394,000
  Goodwill amortization                          17,000          17,000          17,000
  Foreign subsidiary losses not
       utilized by the consolidated group        37,000          69,000         224,000
  Other                                          39,000          17,000          76,000
                                             ----------      ----------       ---------
                                             $  223,000      $  238,000       $(500,000)
                                             ==========      ==========       =========

         The tax effects of the primary temporary differences between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                         1997                               1996
    DEFERRED INCOME TAXES                       ASSET           LIABILITY         ASSET            LIABILITY
    ---------------------                    -----------------------------     ------------------------------
    Depreciation                             $   54,000         $   -          $    -               $ 22,000
    Inventories                                  90,000             -              168,500             -
    Net operating loss carryforward             480,000             -              481,000             -
    Foreign tax credit carryforward           1,693,000             -            1,776,000             -
    Other                                        57,000           145,000           61,000           130,000
                                             ----------         ---------      -----------          --------
                                              2,374,000           145,000        2,486,500           152,000
     Valuation allowance                      2,028,000             -            2,257,000             -
                                             ----------         ---------      -----------          --------
                                             $  346,000         $ 145,000      $   229,500          $152,000
                                             ==========         =========      ===========          ========


         Applicable U.S. income and foreign withholding taxes have not been provided on approximately $2.8 million of undistributed earnings of foreign subsidiaries as it is the Company's intention to permanently reinvest these earnings or to repatriate such earnings in a tax-free manner.

         Certain foreign subsidiaries have available net operating loss carryforwards of approximately $1.1 million which for the most part have an unlimited carryforward life. In addition, a domestic subsidiary has available a net operation loss carryforward of approximately $117,000 for state tax purposes which expires in years 1998 through 1999. The Company has foreign tax credit carryforwards in the U.S. of approximately $1.69 million expiring in 2000 through 2002. As of December 31, 1997, the Company did not believe that it was more likely than not that it would generate sufficient foreign and state income, and U.S. sourced income within the appropriate period to utilize all the net operating loss carryforwards and the foreign tax credits, respectively.


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

         The amounts expensed for these plans in 1997, 1996 and 1995 were $55,140, $59,883 and $58,554, respectively.

10.      Leases:

         Capital Leases
         In 1993, the Company entered into a lease agreement for computer and related equipment totaling $419,000. The capital lease extended through 1996 and was payable in quarterly installments of $33,746 including interest at 4.5%. The lease was bought out in December 1996. There were no leases in 1997.

         Rent
              Total rent expense was $12,225,  $1,369 and $16,457 in 1997,  1996 and 1995, respectively.

11.      Litigation:

         On or about May 27, 1994, an action was filed against the Company in the Eastern District of Pennsylvania under the caption, Slaven et al. v. Aloette Cosmetics, Inc. et al., alleging, among other things, breach of contract and warranty and fraud against the Company and an officer and seeking compensatory and punitive damages in excess of $1,000,000 plus court costs and attorney's fees. The Company filed answers and counterclaims in these actions. In March 1995, the counts alleging breach of covenant of good faith and fair dealing and abandonment of trademark were dismissed without prejudice based upon insufficient pleadings. The Company settled this matter successfully on February 25, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

         On November 11, 1994, the Company filed an action in the High Court of New Zealand under the caption, Aloette Cosmetics, Inc. of Delaware, et al. v. Billisa Holdings Ltd., et al., alleging, among other things, that the defendants failed to pay for products supplied and failed to pay management fees. The Company requested an injunction requiring the defendants to turn over documents and inventory and to cease operating as a franchise. On December 19, 1994, the Court granted the Company's request for an injunction. The defendants filed answers and counterclaims in these actions seeking compensatory and punitive damages in excess of approximately $5 million plus court costs and attorneys' fees. The counterclaim alleged, among other things, breach of express and implied terms of contract, breach of fiduciary obligations, breach of section 9 of the Fair Trading Act of 1988 and undue influence. The Company settled this matter successfully on March 6, 1997. The terms of the settlement did not have a material effect on the Company's consolidated results of operations.

         In addition, from time to time, the Company is a defendant in litigation arising in the normal course of business. Management and legal counsel do not believe that any settlement resulting from such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

12.      Related Parties:

         A former director of the Company is affiliated with a product packaging company. Purchases from this company during 1997, 1996 and 1995 were $131,382, $137,531 and $201,171, respectively.

         In February 1992, the Company entered into a franchise and license agreement with a limited liability company of the Federal Republic of Germany, Alover Cosmetics GmbH ("Alover") for exclusive right to use the trade name, trademarks and marketing and product know-how of the Company in certain European countries. Alover has paid $110,000 to the Company as payment for the initial license fee. A director and former officer of the Company and the husband of the Chairman of the Board beneficially owns 50% of the shares of outstanding stock of Alover. The agreement expired in February 1997 (see Notes 5 and 18 for description of additional related party disclosures).

         From time to time, the Company enters into consulting agreements with directors on an "as needed" basis. Total fees expended under these agreements were $29,167 for 1997, $51,900 for 1996 and $49,100 for 1995. Note that in
November 1995, a director, who is also the husband of the Chairman of the Board, entered into a one year consulting agreement with the Company. The agreement, which expired in November 1996, was extended on a monthly basis through July 1997.

13.      Business Segment and Export Data:

         The Company's revenues are derived principally from the sale of cosmetics and health and beauty aid products in one business segment. The Company's financial information relating to domestic and foreign operations is as follows:

                                      1997                       1996                      1995
Revenues:
     Domestic                      $ 5,989,936               $ 6,642,885               $ 8,151,622
     International(1)                4,034,290                 4,978,058                 5,112,361
                                   -----------               -----------               -----------
                                   $10,024,226               $11,620,943               $13,263,983
                                   ===========               ===========               ===========
Identifiable assets:
     Domestic                      $ 6,733,565               $ 7,139,963               $ 7,238,708
     International(1)                5,146,310                 5,535,378                 4,954,799
                                   -----------               -----------               -----------
                                   $11,879,875               $12,675,341               $12,193,507
                                   ===========               ===========               ===========
Operating income (loss):
     Domestic                      $ 1,144,845               $ 1,342,071               $(3,559,126)
     International (1)                (242,839)                 (230,234)                 (772,449)
                                   -----------               -----------               -----------
                                   $   902,006               $ 1,111,837               $(4,331,575)
                                   ===========               ===========               ============

     (1) Aloette Canada accounts for substantially all of the international sales and identifiable assets.

         Of the total domestic identifiable assets, receivables totaled $630,611 in 1997, $664,593 in 1996 and $689,724 in 1995.

         Of the total international assets, total receivables due from Canadian customers totaled $523,739 in 1997, $741,737 in 1996 and $1,176,042 in
         1995.

         Two franchises under common ownership by two individuals accounted for approximately 12%, 13% and 9% of total revenues in 1997, 1996 and 1995, respectively.

14.      Supplemental Cash Flow Information:

         Noncash investing and financing activities:

         In the year ending December 31, 1997, the Company granted one franchise for a note receivable of $20,000. During 1996 and 1995, the Company sold and financed resales of several franchise territories for franchise notes receivable of $362,000 and $191,000, respectively.

         In March 1996, the Company repurchased one of its Canadian franchises, consisting of three potential franchise territories, as satisfaction of a note receivable of approximately $160,000. One franchise territory is being operated by the Company; one territory was resold for a note receivable and cash of approximately $110,000; and the Company expects that the third territory will eventually be sold. For the period from its acquisition through December 31, 1997, the Company operated franchise's net product sales and net earnings did not significantly affect consolidated results from operations. No franchises were repurchased as satisfaction of a note receivable in 1997.

         Cash paid during the year for interest and income taxes was as follows:

                               1997                 1996                 1995
                               ----                 ----                 ----
   Interest                  $  3,650             $ 26,201            $260,940
   Income taxes              $170,478             $477,110            $206,456

         During 1996, the Company reclassified approximately $300,000 of interest accrued as of December 31, 1995 as deferred interest in accordance with the Subordinated Note (see Notes 5 and 18).

         As of December 31, 1995, the Company had recorded $300,000 of barter credits, which are included in other assets. During 1996, the Company utilized $104,000 of these credits, with $50,000 representing noncash transactions as opposed to $12,000 in 1997.

15.      Other Income (Expense), Net:

         The following table includes the components of other income (expense), net:

                                1997                 1996                1995
                                ----                 ----                ----
   Interest income           $ 189,134             $ 239,741          $ 109,682
   Interest expense           (131,805)             (199,853)          (487,279)
   Other income, net             1,176                 6,645             83,057
                             ---------             ---------          ---------
                             $  58,505             $  46,533          $(294,540)
                             =========             =========          =========


     16.  Earnings Per Share Information

                                                1997                       1996                       1995
                                          Basic       Diluted        Basic      Diluted        Basic        Diluted
                                        ------------------------  ------------------------  ---------------------------

   Net Earnings Available to common
     Shareholders                       $  737,511   $  737,511    $  920,370  $  920,370    $(4,126,115)  $(4,126,115)


   Average equivalent shares:
   Shares of Aloette common stock
     Outstanding                         2,126,675    2,126,675     2,157,253   2,157,253      2,157,253     2,157,253
   Employee compensation-related
     shares, including warrants and
     options                                 -           11,370         -          55,528            -             468
                                       -----------   ----------    ----------  ----------    ------------- -------------
   Total average equivalent shares       2,126,675    2,138,045     2,157,253   2,212,781      2,157,253     2.157,721

   Net earnings per share              $       .35   $      .34    $      .43  $      .42    $     (1.91)  $     (1.91)
                                       ===========   ==========    ==========  ==========    ============= =============


17.      Stock Repurchase Plan:

         In 1990, the Company authorized a stock repurchase program to purchase up to 150,000 shares of the Company's common stock in the open market from time to time. As of December 31, 1996, 80,000 shares had been purchased under the plan. Of that, 50,000 shares were for the Company's Employee Stock Ownership Plan.

         In 1997, the Board of Directors of the Company approved an increase in the number of shares available for purchase to 500,000 shares of the Company's common stock. During 1997, 53,000 shares of common stock were purchased and are currently being held as Treasury Stock.

18.      Treasury Stock Purchase:

         On April 16, 1991, the Company purchased 777,881 of its common stock from John E. Defibaugh, Director and former President and Chief Operating Officer, for consideration of $8.4 million or approximately $10.85 per share, plus acquisition costs. Upon consummation, the Company paid Mr. Defibaugh $3.0 million of the original purchase price in cash financed through borrowings under a bank line of credit and issued a subordinated note payable for the remaining portion. The Company made a lump-sum payment of $1.5 million in April 1992. The terms of the note were restructured in January 1996. The note is currently payable in $50,000 monthly installments with interest at 7%. All interest is being deferred until the principal is paid in full. No interest payments have been made since October 1994. Interest expense related to this obligation for 1997, 1996 and 1995 was $128,000, $173,000 and $255,000, respectively.


19.      Sale of Assets of the Manufacturing Operations:

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

                                    PART III

Item 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated by reference to the Registrant's 1998 Proxy Statement.

Item 10. EXECUTIVE COMPENSATION

         The information required under this item is incorporated by reference to the Registrant's 1998 Proxy Statement.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated by reference to the Registrant's 1998 Proxy Statement.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated by reference to the Registrant's 1998 Proxy Statement.

                                     PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL
              STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K

(a)      Documents filed as part of this Report:

         1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

              None.

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

         10.14 Form of Multi-Unit Development Agreement for Canada, with attached Exhibit B listing all such agreements (incorporated by reference to Exhibit 10.23 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.15 Form of Franchise Agreement for Canada, effective July 1993, as amended (incorporated by reference to Exhibit 10.25 of Form 10-KSB dated March 30, 1994, File No. 0-15414)

         10.16 Asset purchase agreement, by and between Aloette Cosmetics of Canada, Inc. and Aloette Cosmetiques De Quebec, Inc. (incorporated by reference to Exhibit 10.24 of Form 10-KSB dated March 31, 1995, File No. 0-15414)

         10.17 Form of Franchise Agreement effective September 1995 (incorporated by reference to Exhibit 10.25 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.18 Consulting agreement dated November 14, 1995, by and between Aloette Cosmetics, Inc. and Subsidiaries and John E. Defibaugh (incorporated by reference to Exhibit 10.26 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.19 Loan Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.27 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.20 Line of Credit Note dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.28 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.21 Security Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.29 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.22 Open-end Mortgage and Security Agreement dated January 4, 1996, by and between PNC Bank, and Aloette Cosmetics, Inc. (incorporated by reference to Exhibit 10.29 of Form 10-KSB dated March 26, 1996, File No. 0-15414)

         10.23 Agreement of Sale dated June 7, 1996 to sell the two condominiums in Pennsylvania, by and between Aloette Cosmetics, Inc. and Architectural Alliance (incorporated by reference to Exhibit 10.27 of Form 10-KSB dated March 27, 1997, File No. 0-15414)

         10.24    Amendment to Subordinated Promissory Note dated
                  April 26, 1992, by and between John E. Defibaugh and Aloette Cosmetics, Inc. dated April , 1996 (incorporated by reference to Exhibit 10.28 of Form 10-KSB dated March 27, 1997
                  File No. 0-15414)

         10.25 Amendment to Loan Agreement dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries effective as of December 31, 1996
                  (incorporated by reference to Exhibit 10.29 of Form 10-KSB dated March 27, 1997 File No. 0-15414)

         10.26 Amendment to Line of Credit Note dated January 4, 1996, by and between PNC Bank, N.A. and Aloette Cosmetics, Inc. and Subsidiaries effective as of December 31, 1996
                  (incorporated by reference to Exhibit 10.30 of Form 10-KSB dated March 27, 1997 File No. 0-15414)

         21.      Subsidiaries of the Registrant

         23.      Consent of Coopers & Lybrand L.L.P., independent accountants

         27.      Financial Data Schedule

         99.      None

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS


          Column A                  Column B                    Column C                   Column D            Column E
          --------                  --------                    --------                    --------           --------
                                                                Additions
                                  Balance at          Charged to         Charged to      Other Change         Balance at
                                   Beginning          Costs and        Other Accounts    Add (Deduct)            End
                                    of Year            Expenses          (Describe)      (Describe) (1)        of Year
    --------------------------------------------------------------------------------------------------------------------

    Allowance for doubtful
   accounts - product:
           1997                      $142,000             76,000                            (65,000)           $153,000
           1996                       110,000             67,000                            (35,000)            142,000
           1995                       125,000             95,000                           (110,000)            110,000

    Allowance for doubtful
    accounts - franchise
    notes receivable:
           1997                      $170,000             18,000                           (151,000)           $ 37,000
           1996                       270,000             97,000                           (197,000)            170,000
           1995                        15,000            367,000                           (112,000)            270,000

    Reserve for obsolete
     inventory:
           1997                      $624,000              9,000                           (309,000)           $324,000
           1996                       677,000             95,000                           (148,000)            624,000
           1995                       638,000            364,000                           (325,000)            677,000





    (1)      Uncollectible accounts written off or inventories disposed of.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALOETTE COSMETICS, INC.

/s/  Patricia J. Defibaugh                                    /s/ Jean M. Lewis
--------------------------------------------                  -----------------
     Patricia J. Defibaugh                                        Jean M. Lewis
     President and Chief Operating Officer                        Vice President of Finance (Principal
                                                                  Financial and Accounting Officer)

Date:     March 30, 1998                                      Date:     March 30, 1998
---------------------------------------------                 ------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:


                 Signature                             Title                     Date
                 ---------                             -----                     ----

/s/  Patricia J. Defibaugh                     Chairman and Director        March 30, 1998
--------------------------------------
     Patricia J. Defibaugh


/s/  Robert B. Throm                                  Director              March 30, 1998
--------------------------------------
     Robert B. Throm


/s/  John E. Defibaugh                                Director              March 30, 1998
--------------------------------------
     John E. Defibaugh


/s/  William Albertus, Sr.                            Director              March 30, 1998
--------------------------------------
     William Albertus, Sr.


/s/  Mark J. DeNino                                   Director              March 30, 1998
--------------------------------------
     Mark J. DeNino

                                  EXHIBIT INDEX


                                                       PAGE NO. IN SEQUENTIAL
EXHIBIT NO.                                            NUMBERING SYSTEM
--------------------------------------------------------------------------------
21

23

27