Form 10KSB/A
period 1997-12-31
ALOETTE COSMETICS INC
filed 1998-04-30
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 0-15414

For the transition period from ____ to _____


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

                                      None
          (Securities registered pursuant to Section 12 (b) of the Act)

                           Common Stock, no par value
          (Securities registered pursuant to Section 12 (g) of the Act)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405, of Regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         The undersigned registrant hereby amends Part III of its Annual Report filed on Form 10-KSB dated March 30, 1998, for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The bylaws of the Company provide for a Board of Directors that is divided into three classes of directors designated Class I, Class II and Class III, respectively, with each class being as equal in number as possible. The current term of office of directors in Class III will expire at the 1998 Annual Meeting of Stockholders, that of the directors in Class I will expire at the 1999 Annual Meeting, and that of the directors in Class II will expire at the 2000 Annual Meeting. Directors in each class have three-year terms. The Company's bylaws provide that the Board of Directors shall consist of between four and twelve members. Currently, the membership of the Board of Directors is five members.

                                                   Principal Occupations                                               Director
Name                                      Age       For Past Five Years                                Class            Since
----                                      ---      ---------------------                               -----           --------
Patricia J. Defibaugh                      51      Chairman of the Board of the Company                  III             1978
                                                   since May, 1978; President and Chief
                                                   Operating Officer of the Company since
                                                   February, 1995; Chief Executive Officer
                                                   of the Company since January, 1986;
                                                   Treasurer of the Company since March,
                                                   1986; Secretary of the Company since
                                                   April, 1991.

Mark J. DeNino                             44      Managing Director, Technology Leaders                 III             1995
                                                   Management, Inc. (venture capital
                                                   management) Wayne, Pennsylvania,
                                                   since October, 1994; Director, Integrated
                                                   Systems Consulting, Inc., since 1995;
                                                   Director, CRW Financial, Inc., since 1995;
                                                   President, Crossroads Capital, Inc.
                                                   (investment banking), Wayne, Pennsylvania,
                                                   from 1991 to 1994.

John E. Defibaugh                          64      President of the Company from 1985                      I             1995/
                                                   to 1991; Chief Operating Officer of the                               1978-1991
                                                   Company from 1986 to 1991; Secretary of the
                                                   Company from 1986 to 1991;
                                                   Secretary-Treasurer of the Company from 1978
                                                   to 1986; Consultant to the Company from 1995
                                                   through 1997.


William J. Albertus, Sr.                   65       President, CBA Steel Corp. (steel sales)              II             1995
                                                    Pennsylvania, since 1985.

Robert B. Throm                            65       Vice President of the Company from                    II             1985
                                                    January, 1982, to March, 1990.

The Board of Directors and its Committees

         The Board of Directors met 8 times in 1997. No Director attended fewer than seventy-five percent of the aggregate number of all meetings of the Board and its committees on which each Director served in 1997.

         Set forth below is information concerning certain committees of the Company's Board of Directors:

         The Audit Committee. The Audit Committee provides general oversight in financial reporting and the adequacy of the Company's internal controls. The Audit Committee also selects, subject to ratification by shareholders, the Company's independent public accountants. The committee met one time during 1997. Members of the committee are presently Messrs. Defibaugh, DeNino and Albertus.

         The Executive Committee. The Executive Committee is authorized to exercise all of the authority of the Board of Directors in the management of the Company between board meetings unless otherwise provided by the Company's bylaws. In cooperation with the officers of the Company, the committee also makes recommendations to the Board of Directors with reference to general matters pertaining to personnel and compensation of non-officer employees. The committee meets from time to time on an informal basis. Members of the committee are presently Ms. Defibaugh, Mr. Defibaugh and Mr. DeNino.

         The Compensation Committee. The Compensation Committee reviews and approves the remuneration of officers and approves remuneration and benefit plans including bonus, incentive stock option, ESOP and Profit Sharing/401(k) plans. The committee met one time in 1997. Members of the committee are presently Messrs. Defibaugh, DeNino, and Throm.

         The Nominating Committee. The Nominating Committee reviews candidates and recommends to the Board of Directors nominees for membership on the Board of Directors. The committee met one time in 1997. Members of the committee are presently Ms. Defibaugh and Mr. Defibaugh.

Remuneration of Directors

         For the 1997 fiscal year, members of the Board of Directors of the Company who were not also officers or employees of the Company received an annual fee of $7,500. In lieu of the payment of cash fees for individual meetings, the Company granted 1,000 warrants subject to vesting to purchase Common Stock to each outside director, in accordance with the Company's Amended and Restated Directors' Stock Warrant Plan. Mr. DeNino received 24,000 stock options in 1995 which vest in three equal installments at the end of each year of service on the executive committee. Members of the Board of Directors who are officers of the Company receive no additional remuneration beyond their salaries as officers for serving as directors. Corporate officers are elected by the Board of Directors and serve at the discretion of the Board.

Executive Directors

         In addition to Ms. Defibaugh, Jean M. Lewis, Vice President of Finance is an executive officer of the Company. Ms. Lewis, age 36, joined the Company in April 1986 as Corporate Controller and became Vice President of Finance in August 1989. Ms. Lewis is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Executive Officers

         The following table sets forth the compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during 1997 to all executive officers whose compensation exceeded $100,000 in 1997.

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------

                                            Annual Compensation            Long Term Compensation
                                            -------------------            ----------------------
               (a)                   (b)         (c)          (d)             (f)               (g)              (i)
         Name & Principal            Year       Salary       Bonus         Restricted        Options/         All other
             Position                            ($)          ($)     Stock Awards(s)($)     SARs (#)       Compensation ($)

Patricia J. Defibaugh                1997     $ 227,000       $ 0              0                0            $ 8,991 (1)
Chairman of the Board and Chief      1996       228,600       30,500           0                0              8,974 (1)
Executive Officer                    1995       226,800        0               0                0              8,464 (1)

Jean M. Lewis                        1997      $ 96,200     $ 10,000           0                0             $ 6,672(1)
Vice President of Finance            1996        96,600        0               0                0               5,945(1)
                                     1995        96,000        0               0                0               5,640(1)

-------------------------------------

(1) Represents the Company's contributions to its Profit Sharing/401(k) Plan for the benefit of each officer.


The following table sets forth the number of securities underlying unexercised options at the end of 1997.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
               ----------------------------------------------------

                                                            (d)
                                                   Number of Securities
                                            Underlying Unexercised Option/SARS
                      (a)                              at FY-End (#)
                     Name                        Exercisable/Unexercisable

             Patricia J. Defibaugh                          150,000
                                                         112,501/37,499

                 Jean M. Lewis                              75,000
                                                         62,501/12,499

Employment Agreements and Arrangements

Patricia J. Defibaugh
---------------------

         On March 31, 1993, the Company entered into an employment agreement with Ms. Defibaugh. The agreement's original term expired on March 31, 1998, and since that date, Ms. Defibaugh's employment has continued on a month-to-month basis under terms substantially similar to those provided for in her prior agreement. Under this agreement, Ms. Defibaugh is to receive a base salary of $225,000 per annum, subject to annual adjustment in the discretion of the Compensation Committee of the Board of Directors, a discretionary bonus, and incentive compensation equal to 2.5% of the increase, if any, in the Company's pre-tax income for each fiscal year during the term of the agreement. In addition, Ms. Defibaugh is to receive an automobile stipend and the Company is to provide her with disability insurance. Under the Company's Severance Policy for Executive Officers, the executive, upon termination, other than for cause, is entitled to receive a severance payment equal to one month's base salary for each year of service up to a maximum of six months. Upon termination, she will also be subject to a two-year restrictive covenant.

         The employment agreement provides Ms. Defibaugh with severance arrangements which will be payable in the event of (i) a significant change in the beneficial ownership of the Company's Common Stock; (ii) a significant change in the composition of the Company's Board of Directors; or (iii) the adoption of a plan of the liquidation of the Company (a "change in control") which event has not been approved by the Board of Directors of the Company as then constituted, and the subsequent termination or resignation of Ms. Defibaugh. Such severance arrangements provide for a lump sum cash payment equal to Ms. Defibaugh's then current year annual salary, including incentive compensation as described above for the last completed fiscal year prior to termination or resignation, multiplied by a factor of three, as well as full benefits provided under her agreement for a period of three years (or the cash payment value thereof) after the date of such termination or resignation. If such an event not approved by the Board of Directors were to occur on the date hereof, Ms. Defibaugh will be entitled to receive approximately $700,000 upon termination or resignation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         On April 23, 1998 there were outstanding and entitled to vote 2,104,253 shares of Common Stock. The following table sets forth information concerning, as of April 23, 1998, the number of shares beneficially owned by each director, each executive officer named in the "Summary Compensation Table" set forth in this Proxy Statement, and officers and directors as a group, and the percentage of outstanding shares of Common Stock (based on a total of 2,104,253 shares outstanding as of April 23, 1998) so owned, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3"). The address for each such person named below is 1301 Wright's Lane East, West Chester, Pennsylvania, 19380.

Name of                                                 Number of Shares                 Percent of
Beneficial Owner                                          Owned (1)                       Class (2)
----------------                                          ---------                       ---------
 Patricia J. Defibaugh                                     904,679 (3)                      40.1%
 Robert B. Throm                                            31,658 (4)                       1.5%
 John E. Defibaugh                                          45,000 (5)                       2.1%
 Mark J. DeNino                                             19,000 (5)(6)                    *
 William J. Albertus, Sr.                                    3,294 (5)                       *
 Jean M. Lewis                                              87,955 (7)                       4.0%
                                                         ---------                          ----
 All officers and directors as a group (6 persons)       1,091,676 (8)                      46.3%
                                                         =========

(1) Unless otherwise indicated, each Director and executive officer has sole voting and investment power with respect to the shares indicated as beneficially owned by such Director or executive officer.

(2)      All percentages are rounded to the nearest tenth of a percent.

(3) Includes 150,000 options, which are immediately exercisable, and 7,287 shares of Common Stock granted pursuant to, and vested under the Company's Employee Stock Ownership Plan.

(4) Includes 5,000 immediately exercisable Warrants issued pursuant to the Company's Directors' Warrant Plan.

(5) Includes 2,000 immediately exercisable Warrants issued pursuant to the Company's Directors' Warrant Plan.

(6)      Includes 16,000 options, which are immediately exercisable.

(7) Includes 75,000 options, which are immediately exercisable, and 11,755 shares of Common Stock granted pursuant to, and vested under, the Company's Employee Stock Ownership Plan.

(8) Includes 252,000 options and warrants, which are immediately exercisable.

*        Less than 1%


         The following table sets forth information concerning, as of April 23, 1998, each person, other than Patricia J. Defibaugh, whose beneficial ownership is noted above, known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock as determined in accordance with Rule 13d-3. The information set forth below is derived, without independent investigation on the part of the Company, from filings made by such beneficial owners pursuant to Rule 13d-3.

Name and Business Address of Beneficial Owner             Number of Shares Owned          Percent of Class
---------------------------------------------             ----------------------          ----------------
Dimensional Fund Advisors, Inc.                                   127,100                       5.9%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Pure World, Inc.                                                  118,998                       5.7%
376 Main Street
Bedminster, NJ  07921

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John E. Defibaugh, a director and co-founder of the Company, resigned as an officer and director of the Company effective April 22, 1991. In November 1995, Mr. Defibaugh entered into a one year consulting agreement with the Company which was continued on a monthly basis through July, 1997. Mr. Defibaugh was re-elected as a director in 1995.

         On April 26, 1991, the Company repurchased 777,881 shares of the Company's Common Stock owned by Mr. Defibaugh, at a price per share of $10.8458, for aggregate consideration of $8,436,741.75. Of the purchase price, $3,000,000 of such amount was paid upon consummation with the balance to be paid over a ten year period. This agreement was restructured in April 1996. The new terms were an initial payment of $200,000, with interest to accrue on the unpaid balance at the rate of 7% and monthly payments of $50,000 which began in May 1996. Interest payments will be deferred until all principal has been paid in full. Upon repayment of principal, monthly payments of $50,000 will continue until all deferred interest has been paid. In 1997, $600,000 was paid to Mr. Defibaugh as a reduction in principal. At December 31, 1997, the amount of subordinated debt and deferred interest outstanding was $1,555,720 and $602,371, respectively.

         In February 1992, the Company entered into a franchise and license agreement with a limited liability company of the Federal Republic of Germany, Alover Cosmetics GmbH ("Alover") for the exclusive right to use the tradename, trademarks and marketing and product know-how of the Company in certain eastern European countries. Mr. Defibaugh beneficially owns fifty percent of the shares of outstanding stock of Alover. This agreement expired in February 1997.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Aloette Cosmetics, Inc.
                                                     -----------------------
                                                           (Registrant)

                                                      /s/ Jean M. Lewis
                                                     ---------------------------
                                                           (Signature)
                                                     Jean M. Lewis
                                                     Chief Financial Officer

Date:  April 30, 1998