Form 10-Q
period 1998-03-31
ALOETTE COSMETICS INC
filed 1998-05-15
CIK 792160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15414

For the transition period from                  to
                               ----------------    ------------------


                             ALOETTE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                23-2056003
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1301 Wright's Lane East, West Chester, PA                   19380
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

Common Stock, no par value - 2,104,253 shares as of May 14, 1998.

                                      INDEX
                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES

Part I.      FINANCIAL INFORMATION                                     PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1998 (unaudited)        1
         and December 31, 1997

         Consolidated Statements of Operations - Three months            2
         ended March 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows -                         3
         Three months ended March 31, 1998 and 1997 (unaudited)

         Notes to Consolidated Financial Statements -                    4
         March 31, 1998 (unaudited)

Item 2.  Management's Discussion and Analysis of                         6
         Financial Condition and Results of Operations

Part II.      OTHER INFORMATION

Item 1.  Legal Proceedings                                               8

Item 2.  Changes in Securities and Use of Proceeds                       8

Item 3.  Defaults Upon Senior Securities                                 8

Item 4.  Submission of Matters to a Vote of                              8
         Security Holders

Item 5.  Other Information                                               8

Item 6.  Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                               9

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "anticipates," "estimates," "intends" and similar expressions. In addition, forward-looking statements are identified by strategies that involve risks and uncertainties. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              March 31,             December 31,
                                                                1998                    1997
                                                              ---------             ------------
                                                             (Unaudited)
             ASSETS
Current assets:
  Cash and cash equivalents                                 $  4,553,102            $ 4,571,344
  Accounts receivable, less allowance
     of $136,000 and $153,000, respectively                      796,860                818,437
  Current portion of notes receivable,
     less allowance of $37,000                                   200,645                198,597
  Inventories                                                  2,755,604              2,571,754
  Prepaid expenses and other current assets                      343,335                187,831
  Deferred income taxes                                          346,000                346,000
                                                             -----------            -----------
         Total current assets                                  8,995,546              8,693,963

Cost in excess of net assets acquired, net                       387,807                400,318
Notes receivable, less current portion                           160,226                186,840
Property, plant and equipment, net                             2,246,400              2,284,608
Other assets                                                     295,191                314,146
                                                             -----------            -----------
         Total assets                                        $12,085,170            $11,879,875
                                                             ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES
Current liabilities:
  Current maturities of long-term debt                       $   600,000            $   600,000
  Accounts payable                                               350,290                139,390
  Accrued expenses                                               467,720                426,588
  Accrued compensation and benefits                               40,382                 47,990
  Current portion, deferred franchise fee revenue                108,887                 95,726
                                                             -----------            -----------
                Total current liabilities                      1,567,279              1,309,694

Deferred interest                                                627,545                602,371
Deferred income taxes                                            145,000                145,000
Long-term debt, less current maturities                          805,720                955,720
Deferred franchise fee revenue, less current portion              35,617                 52,689
                                                             -----------            -----------
               Total liabilities                               3,181,161              3,065,474
                                                             -----------            -----------

            SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
  authorized, 2,963,134 shares issued and
  outstanding as of March 31, 1998 and December 31, 1997          25,000                 25,000
Additional paid-in capital                                     7,415,808              7,415,808
Cumulative currency translation adjustments                   (1,238,013)            (1,289,947)
Retained earnings                                             11,626,002             11,588,328
Less:  Common stock in treasury, at cost,
  858,881 shares                                              (8,924,788)            (8,924,788)
                                                             -----------            -----------
              Total shareholders' equity                       8,904,009              8,814,401
                                                             -----------            -----------
              Total liabilities and shareholders'
                  equity                                     $12,085,170            $11,879,875
                                                             ===========            ===========

          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                     1998                   1997
                                                  -----------           -----------
Revenues:
Net product sales                                 $ 1,591,455           $ 2,129,486
Revenue from franchise operations                     296,567               352,629
Sales of franchises                                     4,181                 3,004
                                                  -----------           -----------
                                                    1,892,203             2,485,119
                                                  -----------           -----------

Cost and expenses:
Cost of product sales                                 932,627             1,251,739
Selling, general and administrative                   938,208             1,079,431
Sales of franchises                                     5,023                10,305
                                                  -----------           -----------
                                                    1,875,858             2,341,475
                                                  -----------           -----------

Operating income                                       16,345               143,644
Other income, net                                      32,327                22,646
                                                  -----------           -----------
Income before income taxes                             48,672               166,290
Provision for income taxes                             11,000                27,000
                                                  -----------           -----------

Net income                                        $    37,672           $   139,290
                                                  ===========           ===========

Other comprehensive income, net of tax:
      Foreign currency translation adjustments    $    40,434           $    (2,917)
                                                  -----------           -----------

Other comprehensive income                             40,434                (2,917)
                                                  -----------           -----------
Comprehensive income                              $    78,106           $   136,373
                                                  ===========           ===========

-------------------------------------------------------------------------------------

Net Income Per share data:

Basic Earnings                                    $       .02           $       .06
                                                  ===========           ===========

Earnings assuming dilutions                       $       .02           $       .06
                                                  ===========           ===========

Dividends                                                --                    --
                                                  ===========           ===========
Weighted average shares
     outstanding                                    2,104,253             2,157,253
                                                  ===========           ===========
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                    ALOETTE COSMETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                  1998                  1997
                                                                              -----------            -----------
Cash flow from operating activities:
Net income                                                                    $    37,672            $   139,290
Adjustments to reconcile net income to cash provided
   by (used in) operating activities:
       Depreciation & amortization                                                 84,790                120,048
       Provision for doubtful accounts and notes receivable                         9,000                 19,361
       Franchise fee revenue                                                       (4,181)                (3,004)
        Deferred interest                                                          25,174                 35,437
        Other                                                                       1,056                   (874)

Changes in operating assets and liabilities:
       (Increase) in receivables                                                  (23,532)              (157,340)
       (Increase) in inventories                                                 (174,015)              (190,226)
       (Increase) in prepaid and other current assets                            (143,310)              (118,240)
       Increase (decrease) in accounts payable and accrued expenses               280,991               (162,113)
                                                                              -----------            -----------
Net cash provided by (used in) operating activities                                93,645               (317,661)
                                                                              -----------            -----------

Cash flows from investing activities:
       Proceeds of notes receivable, net                                           25,129                 38,631
       Purchase of property, plant and equipment                                   (3,512)               (12,935)
       (Increase) decrease in other assets                                         (7,278)                10,245
                                                                              -----------            -----------
Net cash provided by investing activities                                          14,339                 35,941
                                                                              -----------            -----------

Cash flows from financing activities:
       Payment of long-term debt                                                 (150,000)              (150,144)
                                                                              -----------            -----------
Net cash  (used in) financing activities                                         (150,000)              (150,144)
                                                                              -----------            -----------

Effect of exchange rate changes on cash                                            23,774                  7,218
                                                                              -----------            -----------
Net (decrease) in cash and cash equivalents                                       (18,242)              (424,646)
Cash and cash equivalents at beginning of year                                  4,571,344              4,238,182
                                                                              -----------            -----------
Cash and cash equivalents at end of period                                    $ 4,553,102            $ 3,813,536
                                                                              ===========            ===========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALOETTE COSMETICS, INC. AND SUBSIDIARIES

MARCH 31, 1998


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

2.       Inventories

         At March 31, 1998 and December 31, 1997, inventories consisted of the following:

                                            1998                 1997
                                         ----------           ----------
               Finished goods            $2,026,471           $1,888,930
               Work in process                 --                   --
               Raw materials                729,133              682,824
                                         ----------           ----------
                                         $2,755,604           $2,571,754
                                         ==========           ==========

3.       Earnings Per Share Information

                                              March 31, 1998                  March 31, 1997
                                           Basic         Diluted          Basic            Diluted
                                         ----------    ----------       ----------        ----------
Net Earnings Available to Common
Shareholders                             $   37,672    $   37,672       $  139,290        $  139,290

Average  equivalent shares:
Shares of Aloette common
stock outstanding                         2,104,253     2,104,253        2,157,253         2,157,253
Employee compensation-related shares,
including warrants and options                 --          17,223             --              12,286
                                         ----------    ----------       ----------        ----------
Total average equivalent shares           2,104,253     2,121,476        2,157,253         2,169,539

Net earnings per share                   $      .02    $      .02       $      .06        $      .06
                                         ==========    ==========       ==========        ==========

4.       New Accounting Standards

         During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the first quarter of 1998 the Company was subject to foreign currency rate fluctuations resulting in an unrealized gain of approximately $52,000 before tax or approximately $40,000 after tax.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of financial and descriptive information about the Company's reportable operating segments. Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has adopted SFAS 131 and will begin segment reporting in the second year of application.

5.       Subsequent Events

         Effective April 14, 1998, the Company entered into an agreement and Plan of Merger with ACI Acquisition Partners, Inc. ("ACIA"), whereby ACIA will acquire, through merger, all of the outstanding capital stock of Aloette in exchange for cash in the amount of $5.25 per share (the "Merger"), for an aggregate consideration to Aloette's shareholders, option and warrant holders of approximately $11.8 million. ACIA also will assume approximately $2.0 million of Aloette debt. The closing of the Merger is subject to the approval of Aloette's shareholders at a meeting expected to be held by the end of July 1998 and other customary terms and conditions.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

ASSETS:

         Cash and cash equivalents were approximately $4.6 million, or 38% of total assets, at March 31, 1998. Inventories increased to $2.8 million as of March 31, 1998 from $2.6 million at December 31, 1997. The increase in inventories was attributable to several new products introduced in the first quarter and second quarters of 1998, an anticipation of seasonally higher sales levels typically experienced during the second quarter and associated purchases made to take advantage of certain volume discounts.

LIABILITIES AND SHAREHOLDERS' EQUITY:

         Total liabilities increased $116,000 to approximately $3.2 million as of March 31, 1998. The increase was attributable to an increase in (i) accounts payable at March 31, 1998 primarily relating to inventory purchases and (ii) accrued expenses relating to accrued legal expenses associated with the merger (the "Merger") transaction with ACI Acquisition Partners, Inc. ("ACIA") which were offset by a decrease in long term debt.

RESULTS OF OPERATIONS:

Net Income

         The Company reported net income of approximately $38,000, or $.02 basic earnings per share, compared to $139,000, or $.06 basic earnings per share, for the three months ended March 31, 1998 and 1997, respectively. Operating income for the first quarter of 1998 was $16,000 compared to $144,000 for the first quarter of 1997. Operating income was negatively impacted by the decline in revenues discussed below and expenses related to the merger transaction with ACIA.

Revenues

         For the current quarter, total revenues decreased approximately $593,000, or 24%, to $1.9 million from $2.5 million in the first quarter of 1997. Net product sales were $1.6 million in the first quarter of 1998 versus $2.1 million in the comparable period in 1997. The decrease in revenues was related to the decrease in retail sales, sales by franchises to their customers. In the U.S., retail sales declined 12% to $3.8 million at March 31, 1998 from $4.3 million for the first quarter of 1997. Similarly, the Canadian subsidiary experienced a 16% decrease in retail sales to approximately $2.6 million at March 31, 1998 from $3.2 million for the first quarter of 1997. The decline was attributable to a reduction in the Company's independent sales force, consisting of Beauty Consultants and Managers, and the resulting loss of productivity at the franchises.

         In order to attempt to reverse the current trend in revenues the Company plans to continue to expand its product line as well as introduce enhanced recruiting materials and incentives and modify the commission structure in an effort to promote recruiting of new Beauty Consultants and Managers, and thus improve productivity. In addition, the Company is continuing to promote franchise opportunities in open territories, as well as explore other methods to accelerate the development of specific geographic areas. The Company cannot provide any assurances that it will be successful in altering the trend in retail sales, and thus revenues.

         Due to the continuing revenue decline during the fourth quarter of 1997, the Company engaged a financial advisor to assist it in exploring strategic alternatives available to the Company. Based on its assessment, the Board of Directors entered into an agreement and plan of merger effective April 14, 1998, whereby ACIA will acquire, through the Merger, all of the outstanding capital stock of Aloette in exchange for cash in the amount of $5.25 per share, for an aggregate consideration to Aloette's shareholders, option and warrant holders of approximately $11.8 million. ACIA also will assume approximately $2.0 million of Aloette debt. The closing of the Merger is subject to the approval of Aloette's shareholders at a meeting expected to be held by the end of July 1998 and other customary terms and conditions.

Cost of Product Sales

         Cost of product sales decreased 25% to $933,000 for the first quarter of 1998 from $1.3 million for the first quarter of 1997. The decrease was a result of lower net product sales. The cost of product sales as a percentage of net product sales was 59% for each of the quarters ended March 31, 1998 and 1997. Although management will continue to explore methods to improve margins by continuing to negotiate discounts with certain suppliers and increase controls in purchasing, it is expected that this percentage will remain relatively constant in 1998 as compared to 1997.

Expenses

         Total selling, general and administrative expenses decreased approximately $141,000, or 13%, to $938,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The decrease resulted from (i) reduced legal expenses resulting from lawsuit expenses incurred in 1997; (ii) lower depreciation expense; and (iii) limited use of consultants. However, the full benefit of these reductions totaling approximately $160,000 were offset by expenses of approximately $75,000 associated with the Merger. Although management will continue to evaluate additional areas for expense reductions, further expenditures and investments to alter the current revenue trend are being considered. Additional costs related to the Merger are expected in the second quarter.

Other Income (Expense), Net

         For the first quarter of 1998 the Company recorded net other income of $32,000 compared to net other income of $23,000 for the first quarter of 1997. This $9,000 positive change is attributable to a decrease in interest expense due to the lower outstanding debt balance in 1998 and an increase in interest income resulting from the increase in cash and cash equivalents.

Income Taxes

         The Company recorded an $11,000 provision for income taxes for the three months ended March 31, 1998 compared to a $27,000 provision for income taxes for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

         At March 31, 1998, the Company held approximately $4.6 million in cash and cash equivalents and had no outstanding borrowings under its $1.0 million line of credit. Working capital increased slightly to over $7.4 million as of March 31, 1998. Under its current financing arrangements, the Company is subject to certain covenants including maintaining certain financial ratios, restricting the payment of dividends and imposing restrictions on additional indebtedness and capital expenditures. The Company was in compliance with all such covenants at March 31, 1998.

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

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Agreement and Plan Of Merger between ACIA and Aloette Cosmetics, Inc. dated April 10, 1998 (incorporated by reference herein to Appendix A to the Company's preliminary proxy materials filed on May 8, 1998; file no. 0-15414).

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

          On May 5, 1998, the Company filed on Form 8-K certain information with respect to an agreement and Plan of Merger effective as of April 14, 1998.

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




                                  ALOETTE COSMETICS, INC.
                                  ----------------------------------
                                  (Registrant)



Date: May 14, 1998                 /s/ Patricia J. Defibaugh
                                   -------------------------
                                   Patricia J. Defibaugh,
                                   Chairman of the Board, President,
                                   Chief Executive and Operating Officer


Date: May 14, 1998                 /s/ Jean M. Lewis
                                   -----------------
                                   Jean M. Lewis,
                                   Vice President of Finance
                                   (Principal Financial Officer)